Form 10-Q
period 2000-06-30
CLICK COMMERCE INC
filed 2000-08-14
CIK 1107050

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                      OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 2000
                        Commission File Number 0-30881

                             CLICK COMMERCE, INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                             36-4088644
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)            Identification Number)

                      200 East Randolph Drive, Suite 4900
                            Chicago, Illinois 60601
                   (Address of principal executive offices)

                                (312) 482-9006
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              (1) Yes  X   No
                                      ---     ---

                              (2) Yes      No  X
                                      ---     ---



     On August 11, 2000, 38,230,450 shares of the registrant's common stock were issued and outstanding.

                             Click Commerce, Inc.

                                     Index

                                                                         PAGE NO.
PART I.   FINANCIAL INFORMATION .......................................      3

Item 1.   Financial Statements ........................................      3

          Condensed Balance Sheets at June 30, 2000 and
            December 31, 1999 .........................................      3

          Condensed Statements of Operations for the three and six
            months ended June 30, 2000 and 1999 .......................      4

          Condensed Statements of Cash Flows for the six months
            ended June 30, 2000 and 1999 ..............................      5

          Notes to the Condensed Financial Statements .................      6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations .......................      8

Item 3.   Qualitative and Quantitative Disclosures About Market Risk ..     14

PART II.  OTHER INFORMATION ...........................................     15

Item 2.   Changes in Securities and Use of Proceeds ...................     15

Item 4.   Submission of Matters to a Vote of Security Holders .........     15

Item 6.   Exhibits and Reports on Form 8-K ............................     15

Signatures ............................................................     15


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             CLICK COMMERCE, INC.
                           CONDENSED BALANCE SHEETS
                               ($ in thousands)

                                                                       June 30,     December 31,
                                                                         2000           1999
                                                                      -----------   ------------
                                                                      (Unaudited)
                                Assets
Current assets:
    Cash and cash equivalents                                          $ 49,683       $ 3,336
    Short-term investments                                                   57         2,968
    Trade accounts receivable, net                                        2,775         1,540
    Revenue earned on contracts in progress in excess of billings         2,146           894
    Other current assets                                                    803           130
    Deferred income taxes                                                   243           242
                                                                       --------       -------
         Total current assets                                            55,707         9,110

    Property and equipment, net                                           1,352           700
    Other assets                                                            186           124
                                                                       --------       -------

         Total assets                                                  $ 57,245       $ 9,934
                                                                       ========       =======

           Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
    Accounts payable                                                   $  1,355       $   644
    Billings in excess of revenues earned on contracts in progress        1,903         2,026
    Deferred revenue                                                        157           390
    Accrued compensation                                                  1,319           712
    Accrued expenses and other current liabilities                        1,413           234
    Income taxes payable                                                      -            39
    Current portion of capital lease obligations                             77            46
                                                                       --------       -------

         Total current liabilities                                        6,224         4,091
Capital lease obligations, less current portion                             386            84
Other liabilities                                                            38             -
Deferred income taxes                                                        34            33
                                                                       --------       -------

         Total liabilities                                                6,682         4,208

Series A Convertible Participating Preferred Stock                            -         7,906
Series B Convertible Participating Preferred Stock                            -         6,406
Shareholders' equity (deficit):
    Preferred stock                                                           -             -
    Common stock                                                             37            22
    Additional paid-in capital                                           75,979             -
    Deferred compensation                                                (8,472)       (1,260)
    Accumulated deficit                                                 (16,981)       (7,348)
                                                                       --------       -------

         Total shareholders' equity (deficit)                            50,563        (8,586)
                                                                       --------       -------

    Total liabilities and shareholders' equity (deficit)               $ 57,245       $ 9,934
                                                                       ========       =======

                See accompanying notes to financial statements.

                             CLICK COMMERCE, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                    ($ in thousands, except per share data)
                                  (Unaudited)

                                                                               Three Months ended         Six Months ended
                                                                                     June 30,                 June 30,
                                                                            -----------------------   -----------------------
                                                                               2000         1999        2000        1999
                                                                            ----------   ----------   ----------   ----------
 Revenue                                                                    $    7,054   $    1,608   $   12,178   $    3,142
 Cost of revenue (exclusive of $20 for the three months ended
   June 30, 2000 and $24 and $1 for the six months ended
   June 30, 2000 and 1999, respectively, reported below as
   amortization of stock-based compensation)                                     2,235          489        3,790          766
                                                                            ----------   ----------   ----------   ----------
 Gross profit                                                                    4,819        1,119        8,388        2,376
 Operating expenses:
    Sales and marketing (exclusive of $647 for the
      three months ended June 30, 2000 and $748 and
      $29 for the six months ended June 30, 2000 and 1999,
      respectively, reported below as amortization of stock-based
      compensation)                                                              2,945          397        4,593          612
    Research and development (exclusive of $1 and $294 for
      the three months ended June 30, 2000 and 1999, respectively, and
      $24 and $329 for the six months ended June 30, 2000 and
      1999, respectively, reported below as amortization of stock-
      based compensation)                                                        1,241          147        2,137          222
    General and administrative (exclusive of $106 for
      the three months ended June 30, 2000 and $249 and $27 for
      the six months ended June 30, 2000 and 1999, respectively, reported below as amortization of stock-based
      compensation)                                                              1,498          529        2,744          812
    Amortization of stock-based compensation                                       774          294        1,045          386
                                                                            ----------   ----------   ----------   ----------

           Total operating expenses                                              6,458        1,367       10,519        2,032
                                                                            ----------   ----------   ----------   ----------
           Operating income (loss)                                              (1,639)        (248)      (2,131)         344
                                                                            ----------   ----------   ----------   ----------
 Interest income                                                                    32            1           52            2
 Interest expense                                                                   (9)           -          (12)           -
                                                                            ----------   ----------   ----------   ----------
 Other income, net                                                                  23            1           40            2
                                                                            ----------   ----------   ----------   ----------
 Income (loss) before income taxes                                              (1,616)        (247)      (2,091)         346
 Income tax expense (benefit)                                                     (410)         (20)        (552)         260
                                                                            ----------   ----------   ----------   ----------
 Net income (loss)                                                              (1,206)        (227)      (1,539)          86
 Accretion related to redeemable preferred stock                                (3,979)        (117)      (8,093)        (117)
                                                                            ----------   ----------   ----------   ----------
 Net loss available to common shareholders                                  $   (5,185)  $     (344)  $   (9,632)  $      (31)
                                                                            ==========   ==========   ==========   ==========
   Basic and diluted loss per share                                         $    (0.22)  $    (0.01)  $    (0.42)  $    (0.00)
                                                                            ==========   ==========   ==========   ==========
 Weighted average shares outstanding
   Basic and diluted                                                        23,337,037   26,400,000   22,884,505   26,400,000

                See accompanying notes to financial statements.

                             CLICK COMMERCE, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                               ($ in thousands)
                                  (Unaudited)

                                                             Six Months ended
                                                                  June 30
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Cash flows from operating activities:
Net income (loss)                                           $ (1,539)  $     86
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Amortization of stock-based compensation                     1,045        386
  Depreciation and amortization                                  183         33
  Provision for doubtful accounts                                 72          -
  Loss (gain) on disposal of property and equipment              (13)         6
  Changes in operating assets and liabilities:
    Trade accounts receivable                                 (1,235)      (810)
    Revenue earned on contracts in progress in excess
      of billings                                             (1,252)        48
    Other current assets                                        (673)        15
    Accounts payable                                             507         12
    Billings in excess of revenues earned on contracts
      in progress                                               (123)     1,467
    Deferred revenue                                            (233)       (11)
    Accrued compensation                                         606        (62)
    Accrued expense and other current liabilities                807        (14)
    Income taxes payable                                         (39)        (6)
    Other                                                       (196)        (3)
                                                            --------   --------
      Net cash provided by (used in) operating activities     (2,083)     1,147

Cash flows from investing activities:
  Purchases of property and equipment                           (693)       (97)
  Proceeds from sale of property and equipment                   259          2
  Net (purchases) maturity of short-term investments           2,911     (4,935)
                                                            --------   --------
      Net cash provided by (used in) investing activities      2,477     (5,030)

Cash flows from financing activities:
  Proceeds from issuance of preferred stock, net                   -      5,000
  Proceeds from initial public offering, net                  45,974          -
  Proceeds from exercise of stock options                         33          -
  Principal payments under capital lease obligations             (54)        (9)
                                                            --------   --------
      Net cash provided by financing activities               45,953      4,991

Net change in cash and cash equivalents                       46,347      1,108
Cash and cash equivalents at beginning of period               3,336         67
                                                            --------   --------
Cash and cash equivalents at end of period                  $ 49,683   $  1,175
                                                            ========   ========

Supplemental disclosures:
  Property and equipment acquired under capital leases      $    271   $     67
  Interest paid                                             $     12   $      2
  Income taxes paid                                         $     53   $    266

                See accompanying notes to financial statements.

                             CLICK COMMERCE, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The unaudited condensed financial statements have been prepared by Click Commerce, Inc. (the "Company") and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the Securities and Exchange Commission's rules and regulations. The unaudited condensed financial statements and notes included herein should be read in conjunction with the Company's audited financial statements and notes for the year ended December 31, 1999, included in the Company's registration statement on Form S-1, file No. 333-30564, which is on file with the Securities and Exchange Commission.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

     Revenue from fixed-price contracts is recognized using the percentage-of-completion method as services are performed or output milestones are reached, as the Company delivers, customizes and installs the software. The percentage completed is measured either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract.

NOTE 3.  EARNINGS (LOSS) PER SHARE

     Pro forma earnings (loss) per share for the three and six months ended June 30, 2000 and 1999 are presented for informational purposes only and are not prepared in accordance with generally accepted accounting principles. Pro forma weighted average common shares outstanding assume completion of the Company's initial public offering at January 1, 1999, and the conversion of the convertible preferred stock as of its original issue date.

     Pro forma net income (loss) presents the operating results of the Company, excluding charges related to stock-based compensation and accretion on convertible preferred stock for the three and six months ended June 30, 2000 and 1999.

                                                 Three Months ended               Six Months ended
                                                      June 30,                        June 30,
                                             ---------------------------     ---------------------------
                                                2000             1999            2000           1999
                                             -----------     -----------     -----------     -----------
                                                       ($ in thousands, except per share data)
Net loss available to common
  shareholders, as reported                  $    (5,185)    $      (344)    $    (9,632)    $       (31)

Pro forma basic and diluted net
  loss per share                             $     (0.14)    $     (0.01)    $     (0.26)    $     (0.00)

Pro forma net income (loss), excluding
  stock-based compensation and accretion
  of convertible preferred stock             $      (431)    $        66     $      (495)    $       472

Pro forma basic and diluted earnings (loss)
  per share excluding stock-based
  compensation and accretion of
  convertible preferred stock                $     (0.01)    $      0.00     $     (0.01)    $      0.01

Pro forma weighted average shares
  outstanding:
    Basic                                     37,262,027      32,021,118      37,129,621      31,712,275
    Diluted                                   37,262,027      35,489,226      37,129,621      35,391,244

     At June 30, 2000, 5,823,982 stock options and a warrant for 818,226 shares of common stock were excluded from the loss per share calculations presented on the statements of operations because their effect was antidilutive.

                             CLICK COMMERCE, INC.

                                  (Unaudited)

NOTE 4.  CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

     On June 30, 2000, the Company completed an initial public offering of common stock that resulted in the issuance of 5,000,000 shares of common stock with an initial public offering price of $10.00 per share. At the closing of the initial public offering, all of the convertible preferred stock automatically converted on a 1:1 basis into 9,565,220 shares of common stock. Proceeds to the Company from the initial public offering amounted to $45.3 million, net of discounts, commissions and other costs of the offering. The proceeds were received by the Company on June 30, 2000.

     In connection with the initial public offering, the Company offered the underwriters the option to purchase an additional 750,000 shares of common stock ("underwriter's over-allotment") at the offering price of $10.00 per share. This option was exercised on July 7, 2000. Proceeds to the Company from the exercise of this option amounted to approximately $6.8 million, net of discounts, commissions and other costs.

NOTE 5.  CONCENTRATIONS OF CREDIT RISK

     During the three months ended June 30, 2000, three customers accounted for an aggregate of 53% of the Company's total revenue; one for approximately 21%, another for approximately 18% and a third for approximately 14%. During the six months ended June 30, 2000, three customers accounted for 39% of the Company's total revenue; one for approximately 16%, another for approximately 12% and a third for approximately 11%.

     As of June 30, 2000, two customers accounted for 56% of the Company's gross trade accounts receivable; one for approximately 32% and another for approximately 24%.

NOTE 6.  STOCK-BASED COMPENSATION

     The Company granted stock options at exercise prices less than fair value, accordingly, the Company recorded deferred compensation of $3.3 million and $1.3 million in the six months ended June 30, 2000 and 1999, respectively. Such deferred compensation is amortized on a straight-line basis over the vesting period of each individual award, resulting in $568,000 and $294,000 of expense for the three months ended June 30, 2000 and 1999, respectively, and $839,000 and $386,000 for the six months ended June 30, 2000 and 1999, respectively.

     In April 2000, the Company issued a warrant to Andersen Consulting, LLP to purchase up to 818,226 shares of common stock at $12.22 per share. The warrant vests contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on April 20, 2004. The warrant contains a significant cash penalty for Andersen Consulting's failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was measured at the date of grant in accordance with Emerging Issues Task Force Issue No. 96-18, resulting in a fair value of approximately $5.0 million. The fair value of the warrant was determined using the Black-Scholes pricing model, assuming a risk-free interest rate of 6.0%, a volatility factor of 1.00 and an estimated fair value at the time of grant of $9.00 per common share. This amount is being amortized to expense on a straight-line basis over the vesting period of the warrant. The Company recognized amortization expense of $206,000 during the three month period ending June 30, 2000 and expects to recognize $618,000 in July through December, 2000; $1,236,000 in 2001; $1,236,000 in 2002; $1,236,000 in 2003 and
$412,000 in 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  The Company provides business-to-business electronic commerce Enterprise Channel Management products and integration services for global 2000 enterprises. Our software products and services automate all forms of communication and business processes across the distribution channel, allowing global 2000 enterprises to leverage the power of the Internet to provide their channel partners real-time access to products, services and information.

  We commenced operations on August 20, 1996. During the period from our inception until early 1998, we were primarily engaged in developing our software for the Relationship Manager (formerly referred to as the Extranet Manager). In 1996 and 1997, we were also engaged in developing Internet Web sites and providing related consulting services. We implemented the first Click Commerce Relationship Manager in the second quarter of 1997. Through June 30, 2000, we have licensed Relationship Managers for 32 customers.

  Our revenue is derived from sales of licenses of our Click Commerce software, comprised of the Relationship Manager and over 80 applications, needs analyses and maintenance and support. We generally license our software on a perpetual basis. Revenue from the sale of software licenses is recognized on a percentage completion basis as services are performed or output milestones are reached as we deliver, customize and install the software under fixed price contracts. We are beginning to sell our software products separately from our integration services, and we expect to recognize software license revenue on those sales upon shipment of our software, provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. We will continue to recognize revenue on our service contacts on a percentage completion basis. License fees are billed as various milestones are reached during the contract, typically upon signing, upon achievement of contractual milestones, and upon completion of the installation. Maintenance service, which includes the right to receive product upgrades on a when-and-if available basis, is sold separately under contacts that are renewable annually.

  We anticipate that we will sell maintenance service to most, but not all of our customers. We recognize maintenance service revenue ratably over the contract period, typically one year. Maintenance fees are generally billed annually in advance. As part of the sales process we perform a needs analysis for the potential customer on a fixed fee basis. We recognize revenue from needs analyses as the work is performed.

  We record cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress. The timing and amount of cash receipts from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of billings in excess of revenues earned on contracts in progress at the end of any given period.

  Cost of revenue includes salaries and related expenses for our project management and technical support personnel who provide customization and installation services to our customers, as well as an allocation of business consulting personnel salaries, data processing and overhead costs and costs of licensing third party software incorporated into our products.

  Our operating expenses are classified into four general categories: sales and marketing, research and development, general and administrative and amortization of stock-based compensation. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for executive management, operations, finance and administrative employees, legal and accounting services and facilities-related expenses. Amortization of stock-based compensation represents the amortization over the related service period of the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of grant, as well as amortization of the warrant issued in connection with a joint marketing agreement with Andersen Consulting, LLP.

  In April 2000, the Company issued a warrant to Andersen Consulting to purchase up to 818,226 shares of common stock at $12.22 per share. The warrant vests contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on April 20, 2004. The warrant contains a significant cash penalty for Andersen Consulting's failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was determined on the date of grant in accordance with Emerging Issues Task Force Issue No. 96-18, to be approximately $5.0 million. This determination used the Black-Scholes pricing model, assuming a risk-free interest rate of 6.0%, a volatility factor of 1.00 and an estimated fair value at the time of grant of $9.00 per common share. This amount will be included in additional paid-in capital and will be amortized to expense over the vesting period of the warrants. We have recognized amortization expense of $206,000 during the three months ending June 30, 2000. We expect to recognize future amortization expense of $618,000 in July through December, 2000; $1,236,000 in 2001; $1,236,000 in 2002; $1,236,000 in 2003 and $412,000 in
2004.

  We had 25 full-time employees as of December 31, 1998 and 156 full-time employees as of June 30, 2000. We intend to hire an additional 50-75 employees in fiscal 2000, and intend to focus our recruiting efforts in the area of sales and marketing and project management. We will also hire a number of business consultants who perform needs analyses. This expansion will continue to place significant demands on our management and operational resources. To manage this rapid growth and increased demand, we must invest in and implement scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect future expansion to continue to challenge our ability to hire, train, manage and retain our employees.

  On June 30, 2000, the Company completed an initial public offering of 5,000,000 shares of its common stock at an offering price of $10.00 per share, resulting in proceeds of $45.3 million net of commissions, discounts and offering expenses of $4.7 million. The proceeds were received by the Company on June 30, 2000. In connection with this offering, on July 7, 2000, the underwriters exercised their over-allotment option to purchase an additional 750,000 shares of the Company's common stock at $10.00 per share, resulting in additional net proceeds of approximately $6.8 million. The net proceeds will be used for working capital and general corporate purposes, including expansion in sales and marketing both domestically and in Europe, broadening of business development efforts, and continued investment in product technology.

  Our limited operating history makes the prediction of future operating results very difficult. We sold and implemented the first Click Commerce Relationship Manager in the second quarter of 1997. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance because the substantial increase in revenues in recent periods may not be sustainable. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new rapidly evolving markets. We may not be successful in addressing such risks and difficulties. Although we have experienced significant percentage growth in revenues in recent periods, we believe that prior growth rates may not be sustainable or indicative of future operating results.

Results of Operations

The following table sets forth selected financial data for the periods indicated in dollars and as a percentage of total revenue.

                                                        Three Months Ended June 30,                Six Months Ended June 30,
                                                 ----------------------------------------  ----------------------------------------
                                                         2000                 1999                 2000                 1999
                                                 -------------------  -------------------  -------------------  -------------------
                                                               % of                 % of                 % of                % of
                                                 in (000's)  Revenue  in (000's)  Revenue  in (000's)  Revenue  in (000's)  Revenue
                                                 ----------  -------  ----------  -------  ----------  -------  ----------  -------
Revenue                                          $    7,054   100.0%  $    1,608   100.0%  $   12,178   100.0%  $    3,142   100.0%
Cost of revenue (exclusive of amortization
  of stock-based compensation
  reported below)                                     2,235    31.7          489    30.4        3,790    31.1          766    24.4
                                                 ----------           ----------           ----------           ----------
Gross profit                                          4,819    68.3        1,119    69.6        8,388    68.9        2,376    75.6
Operating expenses:
    Sales and marketing (exclusive of
      amortization of stock-based
      compensation reported below)                    2,945    41.7          397    24.7        4,593    37.7          612    19.5
    Research and development (exclusive of
      amortization of stock-based
      compensation reported below)                    1,241    17.6          147     9.1        2,137    17.6          222     7.1
    General and administrative (exclusive
      of amortization of stock-based
      compensation reported below)                    1,498    21.2          529    32.9        2,744    22.5          812    25.8
    Amortization of stock-based compensation            774    11.0          294    18.3        1,045     8.6          386    12.3
                                                 ----------           ----------           ----------           ----------
Total operating expenses                              6,458    91.5        1,367    85.0       10,519    86.4        2,032    64.7
                                                 ----------           ----------           ----------           ----------
Operating income (loss)                              (1,639)  (23.2)        (248)  (15.4)      (2,131)  (17.5)         344    10.9
Other income, net                                        23     0.3            1       -           40     0.3            2     0.1
                                                 ----------           ----------           ----------           ----------
Income (loss) before income taxes                    (1,616)   22.9         (247)  (15.4)      (2,091)  (17.2)         346    11.0
Income tax expense (benefit)                           (410)   (5.8)         (20)   (1.3)        (552)   (4.6)         260     8.3
                                                 ----------           ----------           ----------           ----------
Net income (loss)                                $   (1,206)  (17.1)  $     (227)  (14.1)  $   (1,539)  (12.6)  $       86     2.7
                                                 ==========           ==========           ==========           ==========

  Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999

  Revenue

  Total revenue increased to $7.1 million for the three months ended June 30, 2000 from $1.6 million for the three months ended June 30, 1999. This increase of $5.5 million, or 339%, was primarily attributable to an increase in license fees of $5.1 million and an increase in consulting, needs analyses and maintenance services. The increase in license fees resulted from an increase in the number of new customers from three to seven and an increase in average contract size from new licenses and follow on orders from existing customers.

  Cost of Revenue

  Cost of revenue increased approximately $1.7 million, or 361%, to $2.2 million for the three months ended June 30, 2000 from $489,000 for the three months ended June 30, 1999. This increase was primarily attributable to an increase in the number of project management personnel from sixteen at June 30, 1999 to sixty-nine at June 30, 2000, resulting in an increase of approximately $533,000 in compensation and related expenses. The cost of revenue increase also reflects increases of $682,000 and $480,000 in third party contractor costs and royalty fees for licensed third party software, respectively.

  Operating Expenses

  Sales and Marketing. Sales and marketing expenses increased by approximately $2.5 million, or 642%, to $2.9 million for the three months ended June 30, 2000 from $397,000 for the three months ended June 30, 1999. The increase in sales and marketing expenses is primarily attributable to an increase in the number of sales and marketing employees from eight at June 30, 1999 to fifty-nine at June 30, 2000, resulting in an increase of approximately $2.0 million in compensation and related expenses. In addition to the increase in compensation-related expenses, the Company incurred approximately $397,000 in marketing material and event expenses during the three months ended June 30, 2000. We expect these expenses to significantly increase as we expand our sales and marketing efforts in the United States and Europe.

  Research and Development. Research and development expenses increased $1.1 million, or 744%, to $1.2 million for the three month period ended June 30, 2000, compared to the prior year three month period. This increase is primarily attributable to an increase in third party contractor costs of $524,000 and in the number of product development personnel from eight at June 30, 1999 to twelve at June 30, 2000, resulting in $483,000 of additional compensation, fees and related expenses. These efforts were primarily related to an upgrade of the Relationship Manager and an increase in product offerings. We believe that continued investment in research and development is critical to attain our objectives, and, as a result, we expect research and development expenses to increase significantly in future periods. To date, all software development costs have been expensed as incurred.

  General and Administrative. General and administrative expenses increased by approximately $969,000, or 183%, to $1.5 million for the three months ended June 30, 2000 from $529,000 for the three months ended June 30, 1999. This increase is primarily attributable to an increase in our operations, management and administrative personnel from six at June 30, 1999 to sixteen at June 30, 2000. The addition of ten employees resulted in additional costs of approximately $757,000 in compensation and related expenses. We also incurred additional expenses of $139,000 in professional and consulting fees during the 2000 period. We believe general and administrative expenses will increase in future periods, as we expect to add personnel to support our expanding operations and incur additional costs related to the growth of our business.

  Amortization of stock-based compensation. We have recorded deferred compensation for stock options with exercise prices less than the deemed fair value of our common stock at the time of those grants. Stock-based compensation is being amortized over the vesting periods of the applicable options, resulting in expense of $294,000 and $568,000 during the three months ended June 30, 1999 and 2000, respectively.

  Additionally, the $5 million fair value of the warrant issued in connection with a joint marketing agreement entered into during April 2000, is being amortized over the vesting period of the related warrant. Accordingly, $206,000 of amortization expense was recognized during the three months ended June 30, 2000.

  Comparison of six months ended June 30, 2000 to six months ended June 30, 1999

  Revenue

  Total revenue increased $9.1 million, or 288%, to $12.2 million for the six months ended June 30, 2000 from $3.1 million for the six months ended June 30, 1999. The increase was primarily attributable to an increase in license fees of $8.4 million and an increase in consulting services, needs analyses and maintenance services. The increase in fees resulted from an increase in the number of new customers from six to eleven and in the average contract size from new licenses and follow on orders from existing customers.

  Cost of Revenue

  Cost of revenue increased approximately $3.0 million, or 395%, to $3.8 million for the six months ended June 30, 2000 from $766,000 for the six months ended June 30, 1999. This increase was primarily attributable to an increase in the number of project management personnel from sixteen at June 30, 1999 to sixty-nine at June 30, 2000, resulting in an increase of approximately $1.7 million in compensation and related expenses. The cost of revenue increase also reflects increases of $958,000 and $480,000 in third party contractor costs and royalty fees for licensed third party software, respectively.

  Operating Expenses

  Sales and Marketing. Sales and marketing expenses increased by approximately $4.0 million, or 650%, to $4.6 million for the six months ended June 30, 2000 from $612,000 for the six months ended June 30, 1999. The increase in sales and marketing expenses is primarily attributable to an increase in the number of sales and marketing employees from eight at June 30, 1999 to fifty-nine at June 30, 2000, resulting in an increase of approximately $3.2 million in compensation and related expenses. In addition to the increase in sales and marketing compensation and related expenses, the company incurred $497,000 of marketing material and event expenses during the six months ended June 30, 2000. We expect these expenses to significantly increase as we expand our sales and marketing efforts in the United States and Europe.

  Research and Development. Research and development expenses increased $1.9 million, or 863%, to $2.1 million for the six months ended June 30, 2000 compared with the prior year six-month period. This increase is primarily attributable to a $941,000 increase in third party contractor costs and an increase in the number of product development personnel from eight at June 30, 1999 to twelve at June 30, 2000, resulting in $842,000 of additional compensation, fees and related expenses. These increases are related to an upgrade of the Relationship Manager and an increase in product offerings. We believe that continued investment in research and development is critical to obtain our objectives, and, as a result, we expect research and development expenses to increase significantly in future periods. To date, all software development costs have been expensed as incurred.

  General and Administrative. General and administrative expenses increased by approximately $1.9 million, or 238%, to $2.7 million for the six months ended June 30, 2000 from $812,000 for the six months ended June 30, 1999. This increase is primarily attributable to an increase in our operations, management and administrative personnel from six at June 30, 1999 to sixteen at June 30, 2000. The addition of ten employees resulted in additional costs of approximately $1.3 million in compensation and related expenses. We also incurred additional expenses of $256,000 related to professional and consulting fees. We believe our expenses will increase in future periods, as we expect to add personnel to support our expanding operations and incur additional costs related to the growth of our business.

  Amortization of stock-based compensation. We have recorded stock-based compensation for stock options with exercise prices less than the deemed fair value of our common stock at the time of those grants. Stock-based compensation is being amortized over the vesting periods of the applicable options, resulting in expense for the options of $386,000 and $839,000 during the six months ended June 30, 1999 and 2000, respectively.

  Additionally, the $5 million fair value of the warrant issued in connection with a joint marketing agreement entered into during April 2000, is being amortized over the vesting period of the related warrant. Accordingly, $206,000 of amortization expense was recognized during the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had $49.7 million of cash and cash equivalents and short-term investments, consisting primarily of proceeds from our initial public offering. Net cash used by operating activities was $2.1 million for the six months ended June 30, 2000 and cash provided by operating activities was $1.1 million for the six months ended June 30, 1999. The $2.1 million of cash used by operating activities in the current six month period reflects the significant growth in our business and its infrastructure and consists primarily of a $311,000 net loss adjusted for non-cash amortization and depreciation, a $1.2 million increase in trade accounts receivable, a $1.3 million increase in revenues earned on contracts in progress in excess of billings, and a $673,000 increase in other current assets. These uses were partially offset by a $1.9 million increase in accounts payable, accrued expenses and compensation.

     Net cash provided by investing activities was $2.5 million for the six months ended June 30, 2000, reflecting the maturity of a $2.9 million short-term investment during the period, partially offset by net purchases and sales of property and equipment of $434,000. During the six months ended June 30, 1999, the Company used $5.0 million for purchasing short-term investments and property and equipment. Our capital expenditures consisted of purchases of operating resources to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We expect that our capital expenditures will continue to increase in the future. In connection with the expansion of our headquarters, we are planning to incur approximately $500,000 in leasehold improvements and furniture and equipment purchases during the six months ended December 31, 2000.

     Net cash provided by financing activities was approximately $46.0 million and $5.0 million for the six month periods ended June 30, 2000 and 1999, respectively. The cash provided during the current year period reflects net proceeds of $46.0 million received by the Company on June 30, 2000, from our completed initial public offering, after discounts, commissions and related expenses. The cash provided during the prior year six month period reflects the sale of $5.0 million of convertible preferred stock during June, 1999.

     Upon the successful completion of the Company's initial public offering, certain amounts related to expenses incurred in connection with the offering were reclassified from operating activities to financing activities in the condensed statements of cash flows for the six months ended June 30, 2000.

     In March 2000, the Company renewed and increased borrowing amounts under its revolving credit facility. In January 2000, we obtained a letter of credit under this facility totaling $500,000 to secure a new office lease. This letter of credit is renewable annually and declines by $100,000 on the second, third and fourth anniversaries of the lease and then declines to $38,130 on the fifth anniversary until the lease expires in August 2005.

     We expect significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. In addition, we may use cash resources to fund investments in complementary businesses or technologies. We believe that the net proceeds from the sale of our common stock in our initial public offering completed on June 30, 2000, together with our existing working capital will be sufficient to meet our working capital and operating expenditure requirements for at least the next twelve months. We have no current plans to raise additional equity during the next twelve months, although such plans are subject to business and market conditions. Thereafter, we may find it necessary to obtain additional equity or debt financing, although we do not currently foresee a need for additional cash resources for long-term needs. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Impact of Recently Issued Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities---Deferral of the Effective Date of FASB Statement No. 133, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. This pronouncement will require us to recognize derivatives on our balance sheet as fair value. Changes in the fair values of derivatives that qualify as cash flow hedges will be recognized in other comprehensive income until the hedged item is recognized in earnings.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements that was amended by SAB No. 101B, which is effective no later than the fourth quarter of fiscal 2000.

     We do not expect the adoption of these recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended:

     Statements in this Form 10-Q that are not historical facts and refer to the Company's future prospects are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate" and other similar words and expressions. The statements are subject to risks and uncertainties and actual results may differ materially from those indicated by these forward-looking statements as a result of various factors, including but not limited to, the ability of the Company to execute on its plan to enter into strategic alliances with system integrators and business consultants, the extent of customer acceptance and utilization of the Company's Enterprise Channel Management solutions, the impact of competitive products and services, the Company's ability to manage growth and to develop new and enhanced versions of its products and services, the effect of economic and business conditions, the Company's ability to expand overseas, changes in technology, deployment delays or errors associated with the Company's products and the Company's ability to protect its intellectual property rights. For a discussion of these and other risk factors that could affect the Company's business, see "Risk Factors" in the Company's recent Registration Statement on Form S-1, file No. 333-30564, which is on file with the Securities and Exchange Commission.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     We develop products in the United States and market our products and services in the United States; however, we have begun marketing and selling our products and services in Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Substantially all of our sales and expenses incurred abroad are currently made in U.S. dollars; a strengthening of the dollar could make our products and services less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. Therefore, no quantitative tabular disclosures are required.

PART II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

  (c) Recent Sales of Unregistered Securities.

     In April 2000, the Company issued to Andersen Consulting, LLP a warrant to purchase up to 818,226 shares of common stock at an exercise price of $12.22 per share. The warrant was issued in connection with the Company entering into a joint marketing arrangement with Andersen Consulting, and vests contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company. The issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof.

  (d) Use of Proceeds.

     On June 26, 2000, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1, File no. 333-30564, relating to the initial public offering of the Company's common stock, par value $.001 per share. The Registration Statement covered the sale of 5,000,000 shares plus an over-allotment option of 750,000 shares. The offering commenced on June 26, 2000 and all shares covered by the Registration Statement were sold. The lead manager was Morgan Stanley & Co. Incorporated. The proceeds to the Company, net of underwriting discounts and costs of approximately $5.4 million, were approximately $52.1 million, including net proceeds from exercise of the over-allotment option. As of June 30, 2000, the Company had not spent any proceeds, and has invested all of such proceeds in investment grade, interest-bearing securities. None of the proceeds of the initial public offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

  On June 5, 2000, the shareholders of the Company took the following actions by written consent: 1) the Amended and Restated Click Commerce, Inc. Stock Option and Stock Award Plan was amended to increase the number of shares that may be issued under the plan by 2,850,000 to a maximum of 7,780,842 shares, and 2) the Click Commerce, Inc. Directors' Stock Option and Stock Award Plan was amended to increase the annual compensation payable under the plan to the chairs of the various committees of the Board of Directors. For each item, there were 20,391,664 shares of common stock voted in favor, and no votes against or abstentions. Each item also received the approval of all 5,217,392 shares of Preferred A stock and all 4,347,828 shares of Preferred B stock.

Item 6.    Exhibits and Reports on Form 8-K

  (a) Exhibits:

  Number                          Description
  ------                          -----------
   3.1*        Amended and Restated Certificate of Incorporation

   3.2*        Amended and Restated Bylaws

   4.1*        Specimen Common Stock certificate

   4.2*        Amended and Restated Stockholders Rights Agreement

  10.1*        Strategic Alliance Agreement with Andersen Consulting, LLP

  10.2*        Warrant dated April 20, 2000 issued to Andersen Consulting, LLP

  10.3*        Consulting Agreement with Leslie D. Shroyer

  10.4*        Option Agreement with Leslie D. Shroyer

  27.1         Financial Data Schedule

  * Incorporated by reference to the Company's Registration Statement on Form S-1, file number 333-30564.

  (b) Reports on Form 8-K

      None

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                            Click Commerce, Inc.

Date: August 14, 2000               By:    /s/ Rebecca S. Maskey
                                         ------------------------------
                                               Rebecca S. Maskey
                                           Executive Vice President,
                                          Chief Financial Officer and
                                         Treasurer (Principal Financial
                                            and Accounting Officer)