Form 10-Q
period 2000-09-30
CLICK COMMERCE INC
filed 2000-11-14
CIK 1107050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
Quarterly Report Under Section 13 or 15(d)
of
The Securities Exchange Act of 1934

For the Quarter Ended September 30, 2000

Commission File Number 0-30881

CLICK COMMERCE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4088644 (I.R.S. Employer Identification Number)

200 East Randolph Drive, Suite 4900
Chicago, Illinois 60601
(Address of principal executive offices)

(312) 482-9006
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X        No

          On November 9, 2000, 38,233,250 shares of the registrant’s common stock were issued and outstanding.

CLICK COMMERCE, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CLICK COMMERCE, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 51,332	$ 3,336
Short-term investments	—	2,968
Trade accounts receivable, net	9,262	1,540
Revenue earned on contracts in excess of billings	1,593	894
Other current assets	1,574	130
Deferred income taxes	238	242

Total current assets	63,999	9,110
Property and equipment, net	1,609	700
Deferred income taxes	1,446	—
Other assets	64	124

Total assets	$ 67,118	$ 9,934

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 2,505	$ 644
Billings in excess of revenue earned on contracts in progress	1,713	2,026
Deferred revenue	528	390
Accrued compensation	3,169	712
Accrued expenses and other current liabilities	2,678	234
Income taxes payable	—	39
Current portion of capital lease obligations	234	46

Total current liabilities	10,827	4,091
Capital lease obligations, less current portion	387	84
Other liabilities	37	—
Deferred income taxes	—	33

Total liabilities	11,251	4,208
Series A Convertible Participating Preferred Stock	—	7,906
Series B Convertible Participating Preferred Stock	—	6,406
Shareholders’ equity (deficit):
Preferred stock	—	—
Common stock	38	22
Additional paid-in capital	82,661	—
Deferred compensation	(7,680)	(1,260)
Accumulated deficit	(19,152)	(7,348)

Total shareholders’ equity (deficit)	55,867	(8,586)

Total liabilities and shareholders’ equity (deficit)	$ 67,118	$ 9,934

See accompanying notes to financial statements.

CLICK COMMERCE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share data)
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2000	1999	2000	1999
Revenue	$ 10,071	$ 2,092	$ 22,249	$ 5,234
Cost of revenue (exclusive of $4 for the three months ended September 30, 2000 and $28 and $1 for the nine months ended September 30, 2000 and 1999, respectively, reported below as amortization of stock- based compensation)	3,186	689	6,976	1,455

Gross profit	6,885	1,403	15,273	3,779
Operating expenses:
Sales and marketing (exclusive of $650 for the three months ended September 30, 2000 and $1,398 and $29 for the nine months ended September 30, 2000 and 1999, respectively, reported below as amortization of stock-based compensation)	5,587	766	10,180	1,377
Research and development (exclusive of $16 and $16 for the three months ended September 30, 2000 and 1999, respectively, and $40 and $345 for the nine months ended September 30, 2000 and 1999, respectively, reported below as amortization of stock-based compensation)	2,403	175	4,540	397
General and administrative (exclusive of $122 for the three months ended September 30, 2000 and $371 and $27 for the nine months ended September 30, 2000 and 1999, respectively, reported below as amortization of stock-based compensation)	2,013	773	4,757	1,585
Amortization of stock-based compensation	792	16	1,837	402

Total operating expenses	10,795	1,730	21,314	3,761

Operating income (loss)	(3,910)	(327)	(6,041)	18

Interest income	774	55	826	65
Interest expense	(20)	(1)	(32)	(3)
Other income (expense)	13	—	13	(6)

Other income, net	767	54	807	56

Income (loss) before income taxes	(3,143)	(273)	(5,234)	74
Income tax expense (benefit)	(971)	(152)	(1,523)	88

Net loss	(2,172)	(121)	(3,711)	(14)
Accretion related to redeemable preferred stock	—	(1,748)	(8,093)	(1,865)

Net loss available to common shareholders	$ (2,172)	$ (1,869)	$ (11,804)	$ (1,879)

Basic and diluted loss per share	$ (0.06)	$ (0.08)	$ (0.42)	$ (0.07)

Weighted average shares outstanding—basic and diluted	38,162,080	22,537,180	28,069,768	25,098,244

See accompanying notes to financial statements.

CLICK COMMERCE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Nine Months ended September 30,
	2000	1999
Cash flows from operating activities:
Net loss	$(3,711)	$ (14)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of stock-based compensation	1,837	402
Depreciation and amortization	315	58
Provision for doubtful accounts	(12)	—
Deferred income taxes	(1,537)	—
(Gain) loss on disposal of property and equipment	(13)	6
Changes in operating assets and liabilities:
Trade accounts receivable	(7,710)	(1,839)
Revenue earned on contracts in progress in excess of billings	(699)	47
Other current assets	(1,444)	(23)
Accounts payable	1,861	176
Billings in excess of revenues earned on contracts in progress	(313)	2,297
Deferred revenue	138	(14)
Accrued compensation	2,457	(105)
Accrued expense and other current liabilities	1,776	(12)
Income taxes payable	(39)	(178)
Other assets and liabilities	97	(33)

Net cash (used in) provided by operating activities	(6,997)	768

Cash flows from investing activities:
Purchases of property and equipment	(868)	(246)
Proceeds from sale of property and equipment	259	2
Net maturities (purchases) of short-term investments	2,968	(2,914)

Net cash provided by (used in) investing activities	2,359	(3,158)

Cash flows from financing activities:
Common stock redemption	—	(6,000)
Proceeds from issuance of preferred stock, net	—	10,600
Proceeds from initial public offering, net	52,633	—
Proceeds from exercise of stock options	113	2
Principal payments under capital lease obligations	(112)	(16)

Net cash provided by financing activities	52,634	4,586

Net change in cash and cash equivalents	47,996	2,196
Cash and cash equivalents at beginning of period	3,336	67

Cash and cash equivalents at end of period	$51,332	$ 2,263

Supplemental disclosures:
Property and equipment acquired under capital leases	$ 604	$ 71
Interest paid	$ 24	$ 4
Income taxes paid	$ 53	$ 266

See accompanying notes to financial statements.

CLICK COMMERCE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

          The unaudited condensed financial statements have been prepared by Click Commerce, Inc. (the “Company”) and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the Securities and Exchange Commission’s rules and regulations. The unaudited condensed financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes included in the Company’s registration statement on Form S-1, File No. 333-30564 and other documents that have been filed with the Securities and Exchange Commission.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

          During the third quarter of 2000, the Company began to license its software products independent of its integration services. In accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, for those contracts that either do not contain a services component or that have services not essential to the functionality of any other element of the contract, software license revenue is recognized upon shipment of the Company’s software provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. Revenue from service contracts is typically recognized as the services are performed.

          Revenue from contracts in which the Company’s services are essential to the functionality of the other elements of the contract is recognized using the percentage-of-completion method as services are performed or output milestones are reached, as the Company delivers, customizes and installs the software. The percentage completed is measured either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract.

NOTE 3.    EARNINGS (LOSS) PER SHARE

          Pro forma earnings (loss) per share for the three and nine months ended September 30, 2000 and 1999 are presented for informational purposes only and are not prepared in accordance with generally accepted accounting principles. Pro forma weighted average common shares outstanding assume completion of the Company’s initial public offering at January 1, 1999, and the conversion of the convertible preferred stock as of its original issue date.

          Pro forma net income (loss) presents the operating results of the Company, excluding charges related to stock-based compensation and accretion on convertible preferred stock for the three and nine months ended September 30, 2000 and 1999.
CLICK COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2000	1999	2000	1999
	($ in thousands, except share data)
Net loss available to common shareholders, as reported	$ (2,172)	$ (1,869)	$ (11,804)	$ (1,879)
Pro forma basic and diluted net loss per share	$ (0.06)	$ (0.05)	$ (0.31)	$ (0.06)
Pro forma net income (loss), excluding stock-based compensation and accretion of convertible preferred stock	$ (1,380)	$ (105)	$ (1,874)	$ 388
Pro forma basic and diluted earnings (loss) per share excluding stock-based compensation and accretion of convertible preferred stock	$ (0.04)	$ (0.00)	$ (0.05)	$ 0.01
Pro forma weighted average shares outstanding:
Basic	38,210,993	37,398,713	37,993,286	34,141,763
Diluted	38,210,993	37,398,713	37,993,286	37,967,887

          At September 30, 2000, 5,616,311 stock options and a warrant for 818,226 shares of common stock were excluded from the loss per share calculations presented on the statements of operations because their effect was antidilutive.

NOTE 4.    CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

          On June 30, 2000, the Company completed an initial public offering of common stock that resulted in the issuance of 5,000,000 shares of common stock with an initial public offering price of $10.00 per share. At the closing of the initial public offering, all of the convertible preferred stock automatically converted on a 1:1 basis into 9,565,220 shares of common stock. Proceeds to the Company from the initial public offering amounted to $45.7 million, net of discounts, commissions and other costs of the offering. The proceeds were received by the Company on June 30, 2000.

          In connection with the initial public offering, the Company offered the underwriters the option to purchase an additional 750,000 shares of common stock (“underwriter’s over-allotment”) at the offering price of $10.00 per share. This option was exercised on July 7, 2000. Proceeds to the Company from the exercise of this option amounted to approximately $6.9 million, net of discounts, commissions and other costs.

NOTE 5.    STOCK-BASED COMPENSATION

          The Company granted stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $3.3 million and $1.3 million in the nine months ended September 30, 2000 and 1999, respectively. Such deferred compensation is amortized on a straight-line basis over the vesting period of each individual award, resulting in $483,000 and $16,000 of expense for the three months ended September 30, 2000 and 1999, respectively, and $1,322,000 and $402,000 for the nine months ended September 30, 2000 and 1999, respectively.

          In April 2000, the Company issued a warrant to Andersen Consulting, LLP to purchase up to 818,226 shares of common stock at $12.22 per share. The warrant vests contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on April 20, 2004. The warrant contains a significant cash penalty for Andersen Consulting’s failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was measured at the date of grant in accordance with Emerging Issues Task Force Issue No. 96-18 and Statement of Financial Accounting Standards No. 123, resulting in a fair value of approximately $5.0 million. The fair value of the warrant was determined using the Black-Scholes pricing model, assuming a risk-free interest rate of 6.0%, a volatility factor of 1.00 and an estimated fair value at the time of grant of $9.00 per common share. This amount is being amortized to expense on a straight-line basis over the vesting period of the warrant. The Company recognized amortization expense of $309,000 and $515,000 for the three and nine months ended September 30, 2000, respectively, and expects to recognize $309,000 in the remainder of 2000; $1,236,000 in 2001; $1,236,000 in 2002; $1,236,000 in 2003 and $415,000 in 2004.

NOTE 6.    CONCENTRATIONS OF CREDIT RISK

          During the three months ended September 30, 2000, two customers accounted for an aggregate of 38% of the Company’s total revenue; one for approximately 27% and another for approximately 11%. During the nine months ended September 30, 2000, one customer accounted for 12% of the Company’s total revenue.

          As of September 30, 2000, three customers accounted for 55% of the Company’s gross trade accounts receivable; one for approximately 31%, another for approximately 14% and a third for approximately 10%.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          The Company provides business-to-business electronic commerce Enterprise Channel Management products and integration services for global 2000 enterprises. Our software products and services synchronize activities throughout sell-side partner communities, enabling global 2000 enterprises to significantly increase brand loyalty, customer satisfaction and financial performance.

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

          During the third quarter of 2000, the Company began to license its software products independent of its integration services. In accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, for those contracts that either do not contain a services component or that include services not essential to the functionality of any other element of the contract, software license revenue is recognized upon shipment of our software; provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. Revenue from service contracts is typically recognized as the services are performed.

          Revenue from contracts in which the Company’s services are essential to the functionality of the other elements of the contract is recognized using the percentage-of-completion method as services are performed or output milestones are reached, as we deliver, customize and install the software. The percentage completed is measured either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract.

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

          We record accounts receivable under software arrangements when we have recognized revenue under SOP 97-2 but have not received cash from the customer. When cash has been received, but revenue has not yet been recognized in accordance with SOP 97-2, we record a liability for the unearned revenue. For arrangements in which percentage-of-completion accounting is used, we record cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress. The timing and amount of cash receipts from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of billings in excess of revenues earned on contracts in progress at the end of any given period.

          Cost of revenue includes salaries and related expenses for our project management and technical support personnel who provide customization and installation services to our customers, as well as an allocation of business consulting personnel salaries, data processing and overhead costs and costs of licensing third party software incorporated into our products.

           Our operating expenses are classified into four general categories: sales and marketing, research and development, general and administrative and amortization of stock-based compensation. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for executive management, operations, finance and administrative employees, legal and accounting services and facilities-related expenses. Amortization of stock-based compensation represents the amortization over the related service period of the difference between the exercise price of options granted and the deemed fair market value of the underlying common stock on the date of grant, as well as amortization of the warrant issued in connection with a joint marketing agreement with Andersen Consulting, LLP.

          In April 2000, the Company issued a warrant to Andersen Consulting to purchase up to 818,226 shares of common stock at $12.22 per share. The warrant vests contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on April 20, 2004. The warrant contains a significant cash penalty for Andersen Consulting’s failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was determined on the date of grant in accordance with Emerging Issues Task Force Issue No. 96-18 and Statement of Financial Accounting Standards No. 123, to be approximately $5.0 million. The fair value of the warrants was determined using the Black-Scholes pricing model, assuming a risk-free interest rate of 6.0%, a volatility factor of 1.00 and an estimated fair value at the time of grant of $9.00 per common share. This amount is included in additional paid-in capital and is being amortized to expense over the vesting period of the warrants. We have recognized amortization expense of $309,000 and $515,000 during the three and nine months ended September 30, 2000, respectively. We expect to recognize future amortization expense of $309,000 in the remainder of 2000; $1,236,000 in 2001; $1,236,000 in 2002; $1,236,000 in 2003 and $415,000 in 2004.

          Currently, our full-time headcount is 227. We intend to hire an additional 50–75 employees in fiscal 2000, and intend to focus our recruiting efforts in the area of sales and marketing and project management. We will also hire a number of business consultants to perform needs analyses. This expansion will continue to place significant demands on our management and operational resources. To manage this rapid growth and increased demand, we must invest in and implement scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect future expansion to continue to challenge our ability to hire, train, manage and retain our employees.

          On June 30, 2000, the Company completed an initial public offering of 5,000,000 shares of its common stock at an offering price of $10.00 per share, resulting in proceeds of $45.7 million net of commissions, discounts and offering expenses of $4.3 million. In connection with this offering, on July 7, 2000, the underwriters exercised their over-allotment option to purchase an additional 750,000 shares of the Company’s common stock at $10.00 per share, resulting in additional net proceeds of approximately $6.9 million. The net proceeds will be used for working capital and general corporate purposes, including expansion in sales and marketing both domestically and in Europe, broadening of business development efforts, and continued investment in product technology.

          Our limited operating history makes the prediction of future operating results very difficult. We sold and implemented the first Click Commerce Relationship Manager in the second quarter of 1997. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance because the substantial increase in revenues in recent periods may not be sustainable. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new, rapidly evolving markets. We may not be successful in addressing such risks and difficulties. Although we have experienced significant percentage growth in revenues in recent periods, we believe that prior growth rates may not be sustainable or indicative of future operating results.

Results of Operations

          The following table sets forth selected financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three Months ended September 30,				Nine Months ended September 30,
	2000		1999		2000		1999
	in (000’s)	% of Revenue	in (000’s)	% of Revenue	in (000’s)	% of Revenue	in (000’s)	% of Revenue
Revenue	$10,071	100.0%	$2,092	100.0%	$22,249	100.0%	$5,234	100.0%
Cost of revenue (exclusive of amortization of stock-based compensation reported below)	3,186	31.6	689	32.9	6,976	31.4	1,455	27.8

Gross profit	6,885	68.4	1,403	67.1	15,273	68.6	3,779	72.2
Operating expenses:
Sales and marketing (exclusive of amortization of stock- based compensation reported below)	5,587	55.5	766	36.6	10,180	45.8	1,377	26.3
Research and development (exclusive of amortization of stock- based compensation reported below)	2,403	23.9	175	8.4	4,540	20.4	397	7.6
General and administrative (exclusive of amortization of stock- based compensation reported below)	2,013	20.0	773	37.0	4,757	21.4	1,585	30.3
Amortization of stock- based compensation	792	7.9	16	0.8	1,837	8.3	402	7.7

Total operating expenses	10,795	107.2	1,730	82.7	21,314	95.8	3,761	71.9

Operating income (loss)	$(3,910)	(38.8)%	$ (327)	(15.6)%	$(6,041)	(27.2)%	$ 18	0.3%

Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999

Revenue

          Total revenue increased to $10.1 million for the three months ended September 30, 2000 from $2.1 million for the three months ended September 30, 1999. This increase of $8.0 million, or 381%, is primarily attributable to an increase in license fees, which resulted from an increase in the number of new customers and an increase in average contract size from new licenses. Revenue from needs analyses, maintenance services and follow-on orders from existing customers also increased over the prior year quarter.

Cost of Revenue

          Cost of revenue increased approximately $2.5 million, or 362%, to $3.2 million for the three months ended September 30, 2000 from $0.7 million for the three months ended September 30, 1999. This increase is primarily attributable to an increase in compensation and related expenses due to a higher number of project management personnel during the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999. The cost of revenue increase also reflects increases in third party contractor costs and royalty fees for licensed third party software.

Operating Expenses

          Sales and Marketing. Sales and marketing expenses increased by approximately $4.8 million, or 629%, to $5.6 million for the three months ended September 30, 2000 from $0.8 million for the three months ended September 30, 1999. The increase in sales and marketing expenses is primarily attributable to an increase in compensation and related expenses over the prior year quarter due to an increase in the number of sales and marketing personnel. In addition to the increase in compensation-related expenses, the Company also incurred an increase in expenses for marketing material and events during the three months ended September 30, 2000. We expect these expenses to significantly increase as we expand our sales and marketing efforts in the United States and Europe.

          Research and Development. Research and development expenses increased $2.2 million, or 1,273%, to $2.4 million for the three month period ended September 30, 2000, compared to $0.2 million for the prior year three month period. This increase is primarily attributable to an increase in third party contractor costs and compensation and related expenses due to an increase in the number of product development personnel during the three months ended September 30, 2000. These increases in cost are due to efforts primarily related to an increase in the robustness, functionality and ease of integration of our product offerings. A portion of product development costs for the quarter ended September 30, 1999 were directly related to customer contracts and classified as cost of revenue. We believe that continued investment in research and development is critical to attain our objectives, and, as a result, we expect research and development expenses to increase significantly in future periods. To date, all software development costs have been expensed as incurred.

          General and Administrative. General and administrative expenses increased by approximately $1.2 million, or 160%, to $2.0 million for the three months ended September 30, 2000 from $0.8 million for the three months ended September 30, 1999. This increase is primarily attributable to an increase in compensation and related expenses due to an increased number of operations, management and administrative personnel during the quarter ended September 30, 2000. We also incurred increased expenses related to professional and consulting fees. We believe our expenses will increase in future periods, as we expect to add personnel to support our expanding operations and incur additional costs related to the growth of our business.

          Amortization of stock-based compensation. We have recorded deferred compensation for stock options with exercise prices less than the deemed fair value of our common stock at the time of those grants. Deferred compensation is being amortized over the vesting periods of the applicable options, resulting in expense of $0.5 million and $16,000 during the three months ended September 30, 2000 and 1999, respectively.

          Additionally, the $5.0 million fair value of the warrant issued to Andersen Consulting, LLP during April 2000 is being amortized over the vesting period of the related warrant. Accordingly, $0.3 million of amortization expense was recognized during the three months ended September 30, 2000.

Comparison of nine months ended September 30, 2000 to nine months ended September 30, 1999

Revenue

          Total revenue increased $17.0 million, or 325%, to $22.2 million for the nine months ended September 30, 2000 from $5.2 million for the nine months ended September 30, 1999. The increase is primarily attributable to an increase in license fees, which is a result of an increase in new customers and an increase in average contract size during 2000. Revenue from needs analyses, maintenance services and follow-on orders from existing customers also increased over the prior year nine month period.

Cost of Revenue

          Cost of revenue increased approximately $5.5 million, or 379%, to $7.0 million for the nine months ended September 30, 2000 from $1.5 million for the nine months ended September 30, 1999. This increase is primarily attributable to an increase in compensation and related expenses due to an increased number of project management personnel during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Third party contractor costs and royalty fees for licensed third party software also increased during the nine months ended September 30, 2000.

Operating Expenses

          Sales and Marketing. Sales and marketing expenses increased by approximately $8.8 million, or 639%, to $10.2 million for the nine months ended September 30, 2000 from $1.4 million for the nine months ended September 30, 1999. The increase in sales and marketing expenses is primarily attributable to an increase in compensation and related expenses due to an increase in the number of sales and marketing employees during 2000. In addition to the increase in sales and marketing compensation and related expenses, the Company incurred increased expenses for marketing material and events during the nine months ended September 30, 2000. We expect these expenses to significantly increase as we expand our sales and marketing efforts in the United States and Europe.

          Research and Development. Research and development expenses increased $4.1 million, or 1,044%, to $4.5 million for the nine months ended September 30, 2000 compared to $0.4 million for the prior year nine-month period. This increase is primarily attributable to an increase in third party contractor costs and an increase in compensation, fees and related expenses due to an increase in the number of product development personnel during 2000. These increases in cost are related to an upgrade of the Relationship Manager, an increase in product offerings and increased efforts primarily related to an increase in the robustness, functionality and ease of integration of our product offerings. A portion of product development costs for the nine months ended September 30, 1999 were directly related to customer contracts and classified as cost of revenue. We believe that continued investment in research and development is critical to obtain our objectives, and, as a result, we expect research and development expenses to increase significantly in future periods. To date, all software development costs have been expensed as incurred.

          General and Administrative. General and administrative expenses increased by approximately $3.2 million, or 200%, to $4.8 million for the nine months ended September 30, 2000 from $1.6 million for the nine months ended September 30, 1999. This increase is primarily attributable to an increase in compensation and related expenses due to an increased number of operations, management and administrative personnel during the nine months ended September 30, 2000. We also incurred increased expenses related to professional and consulting fees. We believe our expenses will increase in future periods, as we expect to add personnel to support our expanding operations and incur additional costs related to the growth of our business.

          Amortization of stock-based compensation. We have recorded deferred compensation for stock options with exercise prices less than the deemed fair value of our common stock at the time of those grants. Deferred compensation is being amortized over the vesting periods of the applicable options, resulting in expense of $1.3 million and $0.4 million during the nine months ended September 30, 2000 and 1999, respectively.

          Additionally, the $5.0 million fair value of the warrant issued to Andersen Consulting, LLP during April 2000, is being amortized over the vesting period of the related warrant. Accordingly, $0.5 million of amortization expense was recognized during the nine months ended September 30, 2000.

Liquidity and Capital Resources

          At September 30, 2000, the Company had $51.3 million of cash and cash equivalents, consisting primarily of proceeds from our initial public offering. Net cash used in operating activities was $7.0 million for the nine months ended September 30, 2000 and net cash provided by operating activities was $0.8 million for the nine months ended September 30, 1999. The $7.0 million of cash used in operating activities in the current nine month period reflects the significant growth in our business and its infrastructure and consists primarily of a $3.7 million net loss adjusted for non-cash amortization and depreciation, a $7.7 million increase in trade accounts receivable, a $0.7 million increase in revenues earned on contracts in progress in excess of billings and a $1.4 million increase in miscellaneous prepaid expenses and prepaid license fees. These uses were partially offset by a $6.1 million increase in accounts payable and accrued expenses and compensation.

          Net cash provided by investing activities was $2.4 million for the nine months ended September 30, 2000, reflecting the maturity of a $3.0 million short-term investment during the period, partially offset by net purchases and sales of property and equipment of $0.6 million. During the nine months ended September 30, 1999, the Company used $3.2 million for purchasing short-term investments and property and equipment. Our capital expenditures consisted of purchases of operating resources to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We expect that our capital expenditures will continue to increase in the future.

          Net cash provided by financing activities was approximately $52.6 million and $4.6 million for the nine month periods ended September 30, 2000 and 1999, respectively. The cash provided during the current year period reflects net proceeds of $52.6 million received from our completed initial public offering and the sale of an additional 750,000 shares of common stock on July 7, 2000 upon exercise of the underwriter’s over-allotment option, after discounts, commissions and related expenses. The cash provided during the prior year nine month period reflects the sale of $10.6 million of convertible preferred stock, offset by a common stock redemption of $6.0 million.

          Upon the successful completion of the Company’s initial public offering, certain amounts related to expenses incurred in connection with the offering were reclassified from operating activities to financing activities in the condensed statements of cash flows for the nine months ended September 30, 2000.

          In March 2000, the Company renewed and increased borrowing availability under its revolving credit facility. In January 2000, we obtained a letter of credit under this facility totaling $500,000 to secure a new office lease. This letter of credit is renewable annually and declines by $100,000 on the second, third and fourth anniversaries of the lease and then declines to $38,130 on the fifth anniversary until the lease expires in August 2005.

          We expect significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. In addition, we may use cash resources to fund investments in complementary businesses or technologies. We believe that the net proceeds from the sale of our common stock in our initial public offering, together with our existing working capital will be sufficient to meet our working capital and operating expenditure requirements for at least the next twelve months. We have no current plans to raise additional equity during the next twelve months, although such plans are subject to business and market conditions. Thereafter, we may find it necessary to obtain additional equity or debt financing, although we do not currently foresee a need for additional cash resources for long-term needs. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Impact of Recently Issued Standards

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. This pronouncement will require us to recognize derivatives on our balance sheet at fair value. Changes in the fair values of derivatives that qualify as cash flow hedges will be recognized in other comprehensive income until the hedged item is recognized in earnings.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended:

          Statements in this Form 10-Q that are not historical facts and refer to the Company’s future prospects are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “ believe,” “hope,” “assume,” “estimate” and other similar words and expressions. The statements are subject to risks and uncertainties and actual results may differ materially from those indicated by these forward-looking statements as a result of various factors, including but not limited to, the ability of the Company to execute on its plan to enter into strategic alliances with system integrators and business consultants, the extent of customer acceptance and utilization of the Company’s Enterprise Channel Management solutions, the impact of competitive products and services, the Company’s ability to manage growth and to develop new and enhanced versions of its products and services, the effect of economic and business conditions, the Company’s ability to expand overseas, changes in technology, deployment delays or errors associated with the Company’s products and the Company’s ability to protect its intellectual property rights.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

          There are no material legal proceedings to which the Company is a party or of which any of its property is subject.

Item 2.    Changes in Securities and Use of Proceeds

          On June 26, 2000, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-1, File No. 333-30564, relating to the initial public offering of the Company’s common stock, par value $.001 per share. As of September 30, 2000, the Company has spent approximately $2.0 million of the net proceeds for working capital and general corporate purposes. The remaining proceeds are invested in investment grade, interest bearing securities.

Item 3.    Defaults Upon Senior Securities

          Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.    Other Information

          Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

          (a) Exhibits:

Number	Description

27	Financial Data Schedule

          (b) Reports on Form 8-K

          None

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICK COMMERCE , INC .

/S / REBECCA S. MASKEY
By:
Rebecca S. Maskey
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: November 14, 2000