Form 10-K
period 2000-12-31
CLICK COMMERCE INC
filed 2001-04-02
CIK 1107050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
☒
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
☐
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒        No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. ☐

          As of March 26, 2001, there were 38,416,067 shares of the registrant’s common shares issued and outstanding. The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (9,446,499 shares) as of March 26, 2001 was $80,295,242. The aggregate market value was calculated by using the closing price of the stock as of that date on the Nasdaq National Market.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE

          Portions of the registrant’s Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be held on May 16, 2001 are incorporated by reference in Part III of this report.

CLICK COMMERCE, INC.

PART I

          This report and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from those indicated in such forward-looking statements. Some of the factors that may cause actual results to differ include, but are not limited to, those discussed in “Risk Factors” contained in Item I of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this report and “Quantitative and Qualitative Disclosures About Market Risk” contained in Item 7a of this report.

Item 1. Business

General

          We were incorporated in Delaware in August of 1996 under the name Click Interactive, Inc. In December 1999, we changed our name to Click Commerce, Inc. Our principal executive offices are located in Chicago, Illinois. We completed our initial public offering on June 30, 2000 and our common stock is listed on the Nasdaq National Market under the symbol “CKCM.” As used herein, Click Commerce includes Click Commerce, Inc. and its wholly owned subsidiaries.

Overview

          We provide business-to-business channel management software products and integration services that use the Internet to connect large, global companies with their distribution channel partners. Our software products and integration services enable large, global companies to effectively manage and engage in collaborative business-to-business e-commerce throughout their distribution channels. We develop, implement and support private e-marketplace extranets, which are secure systems that use the Internet to connect companies with all participants in the chain of distribution who have a password and an Internet browser. These channel partners include:

•	distributors;

•	dealers;

•	retailers;

•	original equipment manufacturers;

•	resellers;

•	service centers and contractors;

•	channel partners’ employees; and

•	channel partners’ customers.

          By providing an easy way for channel partners to communicate and transact business, our software products enable companies to take advantage of the speed and power of the Internet to strengthen and broaden their relationships with their channel partners, as well as their customers, through real-time, twenty-four hour access to information and ability to process transactions.

          Many global companies provide sales, service and after-market support for their goods and services through complex distribution channels. While the Internet may alter many historic distribution channels, we believe that certain products, particularly complex or specialized manufactured goods, will continue to require regional and/or local sales, service and after-market support. Accessed through readily available Internet browsers, our software products permit faster and more accurate transaction processing and communication than traditional methods such as paper, phone and fax communications, because information need not be transcribed by employees. Our software products reduce the hidden costs of errors and delays in information delivery by reducing the need for human involvement. We believe that providing information and transacting business over the Internet can improve the commercial relationships among a company and its distribution channel partners and provide benefits to all participants in the distribution channel by improving efficiency, financial performance, customer service and brand loyalty.

          The Click Commerce extranet system, comprised of the Relationship Manager and a portfolio of
e-commerce applications, automates communication and business processes across the distribution channel. The Click Commerce extranet system is personalized to each individual user, accommodating, for example, each user’s language, time zone and currency preferences. Companies using our software products can receive and track orders, provide warranty information and provide product and pricing information to their channel partners. Our extranet system is specifically designed for the Internet and integrates with existing back-office computer systems, without requiring significant additional technology expenditures.

          We currently market our products and integration services through our direct sales force and our joint marketing relationships, primarily to large, global companies, typically with revenues in excess of $1 billion or divisions with revenues in excess of $500 million, and that have large distribution networks. We believe our joint marketing agreements with business consultants and resellers who have expertise in the industry and existing client contacts will help increase the market penetration and acceptance of our software products and integration services.

Industry Background

Growth of the Internet and Business-to-Business Electronic Commerce

          The emergence of the Internet is changing the way businesses and consumers communicate and transact business. We believe that Internet-based business-to-business e-commerce is poised for rapid growth. In a recent study, AMR Research (“AMR”) stated its belief that every enterprise with revenue exceeding $1 billion should build a private trading exchange. AMR further stated that if only one-third of such companies did so, the software market for these applications would grow to $34 billion by 2005. In another AMR study, 94% of surveyed senior executives said they will sustain or increase their budget on trading exchange/business-to-business marketplace activities.

Limitations of Existing Channel Management Products and Services

          Traditional phone, fax and paper-based communications systems are inherently labor intensive, inefficient and prone to error. Companies must allocate significant resources and time to the manual entry of information from faxed or phoned-in purchase orders and the manual processing of paper checks, invoices and shipping notices. Further, the large volume of paper generated by these transactions and the mass of information to be sorted and processed frequently results in hidden costs such as errors and delays in information delivery. Change is also difficult to implement on a timely basis without incurring significant costs. For example, if a manufacturer produces a paper-based catalog, it cannot quickly or inexpensively inform customers of changes in product offerings, availability or pricing. In addition, the manufacturer and members of its distribution network have limited capability to track orders, inventory, warranties and other information or to compile useful databases using paper-based or semi-automated processes. Using these standard forms of communication, manufacturers and their business partners are unable to exchange information on a real-time basis, and as a result, potential customers do not have easy access to the information needed to transact business with the manufacturer or its channel partners. Manufacturers may also be unable to tap into new revenue streams that exist due to restraints imposed by differences in language and time zone, barriers that traditional methods cannot easily overcome.

          Companies have worked to develop technologies and software to overcome the problems and limitations presented by traditional forms of communication and processes to transact business. Many companies have developed internally or purchased enterprise resource planning software as a means to better manage their businesses. Enterprise resource planning software systems are used for identifying and planning a company’s resources needed to fill customer orders. These systems, however, have not traditionally been Web-enabled and were not originally designed to communicate outside of an enterprise, and therefore do not provide real-time communication with business partners. In addition, enterprise resource planning software systems are expensive and take a significantly long time to implement, typically anywhere from 12 to 24 months depending on the complexity of the system and the size of the company. Electronic data interchange attempted to solve the problem of facilitating real-time communication by providing a means for the paperless exchange of documents between a company and its customers, such as purchase orders, shipment authorizations, advanced shipment notices and invoices.

          Electronic data interchange is inflexible because it is based on pre-defined, fixed data formats that are not easily adjusted. Electronic data interchange systems also typically require the use of expensive and proprietary communications networks, and electronic data interchange software often requires difficult and time-consuming point-to-point integration. In addition, electronic data interchange is not readily “scalable,” or able to run on multiple servers to accommodate a larger number of users, for large numbers of small business partners, and because information is stored and sent at specific time intervals, known as batched processes, it lacks real-time data exchange capability.

          We believe that the e-commerce system that manufacturers, and businesses in general, require is one that allows them to conduct commerce through a communications network that integrates all aspects of the distribution channel and takes advantage of existing back-office computer systems. In addition, companies need to be able to easily exchange information and conduct transactions across the Internet securely, reliably and in real-time. The e-commerce system must be flexible enough to meet the unique business process requirements of large, multi-national organizations with complex distribution channels and must be highly scalable and rapidly deployable.

Growth Strategy

          Our objective is to create the most comprehensive business-to-business e-commerce channel management software products that automate the business processes between large, global companies and their channel partners. Key elements of our strategy to achieve this objective include:

          Targeting Large, Global Enterprises. We believe, based on the number and breadth of applications we offer, we have developed the most comprehensive business-to-business extranet software products and integration services currently available for large, global companies. By focusing on the complex needs of large, global companies, we provide them with significant competitive advantages, such as improved efficiency, financial performance, customer service and brand loyalty, through effectively managing their complex distribution networks. We specifically target divisions of these large companies. Once we have sold to a division, there are numerous opportunities to sell to other divisions within the organization. We believe that this provides us with significant leverage in our sales model. We intend to continue to primarily target large, multi-national corporations and to benefit from our first-mover advantage with many of these organizations. In addition, we intend to expand into new industry verticals. Once we have entered a new vertical, we leverage our expertise to sell to new, potential customers within that vertical.

          Expanding International Presence. We plan to aggressively pursue a global strategy that leverages our products’ strengths as well as our existing customer relationships with multinational corporations. We believe significant international opportunities exist for our software and integration services due to the distribution channel complexity that arises from multicurrency and multilingual business environments. We also believe that the multi-national focus of our existing customer base will provide us with a strong foothold in the international market. We have sales and telemarketing representatives currently located in Munich, Paris, London and Amsterdam selling our software products and integration services. We currently have sales offices open in Munich, Paris and Amsterdam and will continue to expand our international marketing efforts to address the range of international markets and applications for our software products and integration services.

          Developing Joint Marketing and Business Development Relationships. We believe that in order to fully take advantage of our capabilities, rapidly increase our revenues and enhance our suite of software applications, we will need to continue to seek to enter into agreements with a number of business consultants and resellers that provide for joint marketing of our products. By entering into these relationships, we intend not only to take advantage of the expertise of these business associates but also to market our products and services to their client base. In addition, we have entered into agreements with technology companies to provide components for our software products and we intend to pursue additional relationships as new technologies and standards emerge to further improve our software and the rapid implementation of our extranet system.

          Providing Value-Added Services To Our Customers. We plan to introduce new products and service offerings that will deliver additional value to our customers, extending the scope of the applications that are available to them and increasing the depth of certain applications to deliver new capabilities. It is our intent that the results of these new product development initiatives will be attractive to both new and existing customers, strengthening the business case for sales to new customers and providing a stream of revenue through additional sales to current customers. The product areas in which we intend to focus include:

•	analytical, data exploration and mining tools which will enhance our customers’ understanding of how their partners use the services that they provide;

•	content management and catalog management tools that improve the process of collecting, consolidating and presenting information; and

•	workflow tools that automate business processes within our customers’ companies and provide a framework for collaboration between partners.

In addition, we will continue to conduct research and develop products that take advantage of new distributed computing models, where applications and data are distributed among partners and are connected using the Internet. We are working closely with Microsoft Corporation in areas including the Microsoft.Net computing initiative, which we expect will deliver new products and capabilities.

The Click Commerce Solution

          We deliver channel management products and integration services that enable global corporations to create a competitive advantage by collaborating with their trading partners via the Internet in a private marketplace. Our software creates the infrastructure and applications that global enterprises can use to extend their organizations to any member of their partner network. Using our products, dealers, distributors, retailers, original equipment manufacturers, resellers, service centers and independent contractors, along with each of their respective employees and all of their customers can engage in collaborative commerce. Our software products and integration services provide our customers with the following benefits:

          Improved Relationships with Channel Partners and Consumers. Our software products help global companies build stronger relationships with their channel partners by making it easier to exchange information and transact business with each other. With our extranet system, our customers can effectively maintain a direct relationship with even the smallest of their channel partners. In addition, our extranet system is capable of allowing our customers and their channel partners to make a direct connection with consumers where one might not have previously existed by providing consumers with direct access to the extranet. This allows our customers to effectively build brand awareness and brand loyalty and potentially target consumers with ancillary sales such as parts, accessories and financing. We believe that the ease with which channel partners can securely transact business and exchange information quickly translates into a significant competitive advantage for our customers.

          Improved Efficiency and Reduced Operating Cost. The direct connection with channel partners and the automation of multiple processes afforded by our software products enables our customers to reduce personnel costs in areas such as call centers, regional offices, sales support and administration. Transaction costs should also be lowered by the reduced need for manual entry of information from faxed and phoned-in purchase orders and manual processing of paper checks, invoices and shipping notices. In addition, error rates should be reduced by the reduction in human involvement. The fact that our customers can communicate and transact business in real-time with their channel partners may also allow them to reduce the time it takes them to fulfill orders and to maintain lower inventories.

           Improved Revenue Opportunities. Our products and integration services can help companies increase market share by making them more accessible to channel partners, which facilitates follow-on sales. We believe that companies often lose sales to competitors not because of pricing, quality or availability, but due to the fact that it may be more convenient for the channel partner to do business with a competitor. The greater reach and broader access companies have to new and existing customers using our extranet also enables them to conduct focused marketing and promotional campaigns, as well as targeted add-on sales, such as repair, maintenance and other value-added services. Because of the closer relationships through improved communications that our extranet builds, we believe that our customers are able to capture a larger portion of these follow-on sales.

Business-To-Business Collaboration over the Internet

          Our products and integration services harness the power of the Internet and allow our customers to create a collaborative environment in which access to information and applications is shared by all members of distribution networks. Using our technology, it is easy for partners and customers to do business through a seamless, real-time information exchange that delivers high value to every participant.

          Our software allows our customers to:

•
Leverage the extensive investments that they have made in back end systems, such as enterprise resource planning (“ERP”), supply chain planning (“SCP”), and customer relationship management (“CRM”). Our products draw upon the capabilities and information contained within these systems to provide a uniform experience to partners and customers.

•
Manage complex channel relationships in order to streamline business processes and speed information flow. Our software provides the technical infrastructure that models and manages the relationships that exist in a partner network. We deliver a customized, personalized experience to our customers based upon the relationships that their businesses have with the rest of their partner network. This ability to handle complex relationships greatly increases the efficiency and effectiveness of each transaction.

•
Extend their brands to reach new customers. Our software provides an environment that ensures consistent treatment of corporate branding and marketing messages, but also permits controlled distribution of product information to a broad audience of partners, customers and prospects.

•
Improve visibility of critical information throughout the channel. Our software provides personalized access to critical business information including inventory levels, pricing schedules, and customer information.

•
Deliver new products to market rapidly, lengthening product lifecycles and increasing the return on investment in new product development. Our software allows virtually instantaneous distribution of critical product launch materials, product specifications, configuration guides and pricing to all members of a distribution system, eliminating the weeks and months of delays commonly found in traditional systems.

Products

          Our software is specifically designed for the Internet and can be readily integrated with back office systems such as ERP systems, SCP systems and CRM systems. As the Company’s software is Internet-centric, partners and end-customers using simple Internet browsers can access the Company’s products. There are no additional technical requirements for customers and partners to work with a Click Commerce-based solution. In some cases, customers have requested that the software inter-operate with systems at partner businesses, typically ERP or dealer management systems. The open architecture of the Click Commerce products supports this integration. The software uses a modular design that allows rapid configuration of solutions that meet the needs of a wide variety of customers.

          Our software consists of five primary components, which manage the relationships in the partner network and deliver applications that manage the partner lifecycle, and pre-sales, sales and post-sales transactions. These components are:

          Relationship Manager: As the cornerstone of every installation, the Relationship Manager models and records all of the relevant information about partner relationships as well as the hundreds of thousands of transactions that form the core of each of our customers channel. This software ensures that private e-marketplaces are tailored to conform to the needs and interests of each partner. The Relationship Manager also allows our customers’ trading partners and employees to administer and maintain content using only a Web browser and enables every member of the channel to transact real-time business, twenty-four hours a day.

          Partner: Our applications offer flexible registration, integrated training and a hosted, tailored Web presence for all partners. Access to comprehensive, real-time statistics on the status and performance of each partner leads to better collaborative business planning, improved partner relationships and increased performance for the channel as a whole. Applications offered under our Partner component include, among others, Partner Registration, Partner Locator, Partner Web Site Builder, Account Status, Account Lookup, Rebate Status, Invoice Lookup, Message Center, Chat, Discussion Forum, Training and Testing, Survey Builder and Cost Catalog.

          Market: Our application suite gives our customers the power to coordinate targeted promotions, manage marketing funds and drive traffic directly to the partners who need information the most. We believe Internet-based channel management applications win more business by ensuring error-free proposals and quotes that increase revenue, even as they cut the cost of keeping our customers up-to-date. Applications offered under our Market component include, among others, Quotations Manager, Product Configurator, Promotions Manager, My Homepage, Lead Manager, Dynamic Newsletter, Proposal Builder, Literature Fulfillment and Contact Manager.

          Sell: Buyers receive the personalized shopping experience they want with our software, complete with accurate, context-sensitive pricing, rapid execution of orders and automated features such as favorite orders and prior shopping lists. Authorized partners can monitor inventory, orders and shipments by simply logging on to our customers’ web sites. Applications offered under our Sell component include, among others, Internet Price Manager, Product Catalog, Shopping Cart, Shopping List, Favorite Orders, Price Inquiry, Order Notification, Order Status, Ship Status, Inventory Status, Inventory Locator, Auction and Auto Reorder.

          Service: Our customers’ e-marketplaces transform labor-intensive post-sale activities into a competitive advantage through a real-time service and warranty center. The software allows our customers’ entire channel to build true customer satisfaction and increased brand loyalty by empowering partners to manage service and warranty records, remain up-to-date and trained on new product information, and administer returns and reports with ease. Applications offered under our Service component include, among others, Publication Selector, Service Repair Status, Demand Forecasting, Service Repair History, Service Work Order, Purchase History, Warranty, Warranty Claims, Warranty Registration, Return Authorization and Extended Warranty Order.

Technology

          We deliver our solutions through tightly integrated, high-performance technologies designed for maximum compatibility with customers’ existing systems and computing environments. Proven, scalable, fault-tolerant architecture and best-of-breed integration methods ensure that Click Commerce software works with database, ERP, wireless technology, field dispatch systems or financial systems, as well as hardware and software from all major vendors. The Click Commerce solution uses standard scripting languages, allowing functionality to be easily woven into complex business processes.

          Our Relationship Manager is built upon open and scalable technology. Microsoft’s platform, including Active Server Pages (“ASP”), Common Object Model (“COM”), Internet Information Server (“IIS”) and Windows 2000, provides a robust foundation. Constructed upon this technology is our layered and extensible platform. Our Relationship Manager provides a data access abstraction technology between applications and the information repositories or middleware products with which they interact. This allows business logic to be developed independently of the information source accessed. This is critical in large multi-division companies and marketplaces where different formats, systems, and communication requirements are required. In addition, the Relationship Manager provides a complete set of COM components to access personalization information, the complex model of the channel, and other services critical to creating a complete solution.

           We utilize eXtensible Markup Language (“XML”) to communicate with external systems, as well as between the components within the Relationship Manager and our suite of applications. For example, our robust and extensible personalization repository allows application developers to quickly query for user and company information using XML and eXtensible Stylesheet Language (“XSL”). XML is used as the common communication paradigm between all layers of our architecture. From the display layer, to business components, to data access, XML provides a consistent and open technology for interoperating with our platform.

          Our applications provide full-featured functionality and are built using the same layered approach as the Relationship Manager. Each application consists of a display layer built using Microsoft’s ASP technology. This allows for rapid deployment and tailoring of the product to specific client requirements. In addition, business logic drawn from years of experience in complex channels is encapsulated in COM components that are easily reused and integrated. Each application uses the Click Commerce Relationship Manager to understand the complex business relationships between large, global companies and their distribution channels. For example, our catalog application can display customized catalog views based on a user’s role, location and business partners.

Professional Services and Customer Support

          We offer a variety of professional services in connection with our channel management software, including integration services, training, and maintenance and customer support. Beginning in the third quarter of 2000, we began to enter into contracts in which we sold our professional services separately from our software. Prior to that, our software and integration services were sold together as one deliverable under fixed price contracts.

          Project consulting and implementation services. Our professional services are delivered under our Click Start Methodology developed from a collection of best practices collected from our experience with previous customer implementations. The Click Start Methodology utilizes several tools and templates to effectively leverage our knowledge capital, including resource and project planning, scheduling, timing and piloting the engagement. Our professional services teams are staffed with project managers and developers who are experienced in both the underlying programming language of our software as well as the customer system and Internet technologies surrounding our product implementations. We have also entered in agreements with outside consulting firms to implement our software, including Accenture (formerly Andersen Consulting, LLP) and Cap Gemini Ernst & Young. In implementations performed by these outside firms, we may provide technical support through our professional services organization.

          Training. We believe that customer education is essential to fully understand the system functions and technology. To assist our customers in this area, we have developed a curriculum of courses specifically designed for our customers’ key users and technical staff. Our course offerings can be performed either at our facilities or at the customer’s site and are usually between two and four days long, depending on the specific class.

          Maintenance and customer support. We provide, depending on our customer’s needs, a dedicated extranet and voice support line which supplies our customers with access to our team of knowledgeable specialists twenty four hours a day, seven days a week. Our customer support specialists work closely with our developers so that our customers are assured of receiving the latest, most accurate product information. We offer our customers maintenance services and periodically provide them with updates to ensure that they have the most robust and up-to-date channel management capabilities. These maintenance services are typically a standard part of our product licenses.

Customers

          We have established a portfolio of global 2000 clients in a wide range of industries. Our clients are alike in that they have complex products and multi-level, hierarchical relationships with a broad range of channel partners. Our customers include many of the well-known names in the automotive, chemical, discrete manufacturing, high tech, industrial equipment and recreation industries. The following is a partial list of the companies that have licensed our software and that we believe are representative of our overall customer base. We do not intend the identification of these customers to imply that these customers are actively endorsing or promoting our products.

Automotive • Delphi Automotive Systems • Hyundai Motor Company • PACCAR, Inc. • Volvo Truck & Bus	Chemical • Equistar • Lubrizol • Lyondell • Nalco	Industrial Equipment • Alstom Power • Komatsu • Otis Elevator • Volvo Construction

Discrete Manufacturing • American Standard • Black & Decker • Emerson • EPT • Fisher-Rosemount • IDEX • Johns Manville • PH Glatfelter • Trane	High Tech • Compaq Aerro • Mitsubishi • Motorola • Qualcomm • Tyco Electronics	Recreation • Acushnet • Bombardier • Callaway Golf • Kawasaki

Research and Development

          We have made and will continue to make substantial investments in research and development through internal development, technology acquisitions and joint marketing and business development relationships. In fiscal 2000, 1999 and 1998, we spent approximately $6,895,000, $729,000 and $149,000, respectively, on research and development. Our research and development staff is responsible for enhancing our existing products and services and expanding our product line and services offered. Our current product development activities focus on product enhancements to increase the robustness, functionality and ease of integration of our customized applications and the Relationship Manager and the integration of external services and partner technology.

Sales and Marketing

          We market our products and services through our direct sales force and also through our joint marketing relationships. Our sales force is assisted throughout the sales process by a team consisting of a Click Commerce business consultant, a project manager and a creative developer. This team oversees the project from start to finish and is responsible for ensuring that the client receives the best e-commerce channel management solutions in the shortest period of time. To complement our direct sales efforts, we also use methods such as telemarketing, direct mail campaigns, Web site marketing and speaking engagements to build market awareness of Click Commerce and our products and to generate leads for potential customers. We also have successfully implemented a “viral” selling model whereby divisions of large companies become references for other divisions, as well as other companies in similar industries. In addition, our clients become references for their channel partners.

          We strive to identify “qualified prospects,” who are potential customers that meet a majority of the following criteria:

•	Global enterprise with over $1 billion in revenues or a division with over $500 million in revenues;

•	Complex sales/distribution network;

•	Recognized brand name;

•	Senior management sponsorship for the e-commerce system; and

•	Desire for a rapid implementation of an e-commerce system.

          We focus our marketing efforts toward educating our target market, generating new sales opportunities and creating awareness of our products and integration services through telemarketing and direct mail efforts. We have engaged in marketing activities such as industry conferences and trade shows, industry analyst programs and advisory councils. Our marketing professionals also produce marketing materials to support sales to prospective customers that include data sheets, brochures and white papers.

Strategic Relationships and Alliances

          To further penetrate the market for our products and integration services, we have established strategic relationships with industry-leading firms whose products and services add value to our channel management solutions. We work together with our partners to address the business-to-business e-commerce needs of customers, providing a best-of-breed solution that is mutually rewarding to all parties. Our partners fall broadly into the categories of consulting/systems integration and technology.

          We have system integrator relationships with Accenture and Cap Gemini Ernst & Young. These relationships assist us in sales lead generation and also in the integration of our products. We have trained consultants in these organizations for the integration and operation of our products.

          We have developed key technology relationships with ARI Network Services, Actuate, Primus, TimesTen and Vitria Technology. These technology relationships enhance our ability to base our products on industry standards and to take advantage of current, emerging technologies.

Intellectual Property and Other Proprietary Rights

          Our success and ability to compete is affected by our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality and nondisclosure procedures, contractual provisions and other similar measures to protect our proprietary information. For example, we license rather than sell our software to customers and require licensees to enter into license agreements that impose certain restrictions on licensees’ ability to utilize the software. Modifications to the software or customizations made for a particular client may be owned by that client. We have two registered trademarks and one pending trademark application in the United States. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We do not patent our products because we believe patents would provide little long-term protection as the technology used is constantly changing and improving. As part of our confidentiality procedures, we enter into nondisclosure agreements with virtually all of our employees, directors, contractors, consultants, corporate partners, customers and prospective customers. We also typically enter into license agreements with respect to our technology, documentation and other proprietary information. These legal protections, however, afford only limited protection for our technology. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

          Despite our best efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. While we are unable to determine the extent to which piracy of our software exists, we expect software piracy to be a persistent problem. In addition, effective protection of proprietary rights may be unavailable or limited in certain countries. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Overall, the protection of our proprietary rights may not be adequate and our competitors may independently develop similar technology.

          We are not aware that our products, trademarks, copyrights or other proprietary rights infringe the proprietary rights of third parties, however we have not reviewed existing patents and patent applications in order to determine whether grounds exist for an infringement claim against us. Third parties may assert infringement claims against us in the future with respect to current or future products. Further, we expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time, we hire or retain employees or consultants who have worked for independent software vendors or other companies developing products similar to those offered by us. Those prior employers may claim that our products are based on their products and that we have misappropriated their intellectual property. Any claims of that variety, with or without merit, could cause a significant diversion of management attention, result in costly and protracted litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Those royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which would have a material adverse effect on our business.

Competition

          The market for our products is intensely competitive, subject to rapid technological change and is significantly affected by new product introductions and other market activities of industry participants. There are relatively few barriers to entry in the channel management market and we expect competition to persist and intensify in the future. We currently have four primary sources of competition: in-house development teams of our potential clients; large software and enterprise resource planning vendors that directly address e-commerce products and services; consultants and system integrators; and independent software vendors. In the past, when competing for customers, we have directly competed with providers of alternative products and services, including Allegis, Channelwave, Comergent, Haht Commerce, NetVendor, SAP, Siebel Systems and Spaceworks. We have non-exclusive agreements with Accenture and Cap Gemini Ernst & Young, whereby each party will jointly market and promote each other’s products and services. Although we expect these agreements to reduce the amount of competition there might otherwise have been between us, Accenture and Cap Gemini Ernst & Young, we may compete with them in the future. The number and nature of competitors and the competition we will experience are likely to change substantially in the future.

          We believe that the principal competitive factors affecting our market include speed of implementation, price, knowledge of the industry vertical and its respective distribution channel, core technology, an ability to implement an e-commerce system with existing technology and the financial capacity of the respective vendor. Although we believe that our products and integration services currently compete favorably with respect to most of these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

          Many of our competitors have longer operating histories in related markets, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers in related markets. Moreover, a number of our competitors, particularly major business software companies, have well-established relationships with our current and potential customers as well as with independent systems consultants and other vendors and service providers. In addition, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can.

          Such competition could materially and adversely affect our ability to obtain revenues from either license or maintenance and service fees from new or existing customers on terms favorable to us. Further, competitive pressures may require us to reduce the price of our products and services. In either case, our business, operating results and financial condition would be materially and adversely affected. There can be no assurance that we will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on our business, financial condition and operating results.

Employees

          As of December 31, 2000, our full-time headcount was 265. Our employees are not represented by a labor union, and we consider our relations with our employees to be good. In order to provide benefits to our employees in a cost-effective manner, we have entered into a client services agreement with Administaff Companies, Inc. under which Administaff provides us with certain personnel management services, such as payroll, medical and dental insurance and the administration of our 401(k) plan. Under the agreement, we and Administaff are intended to be co-employers of all of our employees. Co-employment is necessary for Administaff to administer payroll and sponsor and maintain benefit plans

Risk Factors

Risks Related To Our Business

We have incurred net losses in nine of our past twelve quarters and we may experience losses in the future, which could cause the market price of our stock to decline.

          We have incurred net losses in nine of our past twelve quarters. We can provide no assurance that we will achieve profitability in 2001. If we do achieve profitability in 2001, we may not sustain or increase profitability in the future. If we do not become profitable within the timeframe expected by investors, the market price of our common stock will likely decline.

We are dependent on the success of the Relationship Manager and our suite of applications and related services for our success.

          To date, substantially all of our revenues have been attributable to sales of licenses of the Relationship Manager and our suite of applications and related services, consisting of implementation, integration with a customer’s existing back-office computer systems and maintenance and support of our software products. We currently expect the Relationship Manager and our suite of applications and related services to account for most of our future revenues. Accordingly, factors adversely affecting the pricing of or demand for the Relationship Manager and our suite of applications, such as competition or technological change, could have a material adverse effect on our business, financial condition, and operating results. Our future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the Relationship Manager and our suite of applications and of new products and services we develop. We cannot assure you that we will be successful in upgrading and continuing to market the Relationship Manager and our suite of applications or that we will successfully develop new products and services or that any new products and services will achieve market acceptance.

Our business is subject to quarterly fluctuations in operating results which may negatively impact the price of our common stock.

          Our quarterly operating results have varied significantly in the past and we expect that they will continue to vary significantly from quarter to quarter in the future. We have difficulty predicting the volume and timing of contracts, and short delays in closing contracts or implementation of products can cause our operating results to fall substantially short of anticipated levels for that quarter. This is in part due to the fact that our products have a long sales and implementation cycle which makes it difficult to predict the periods in which we will recognize revenue and may cause operating results to vary significantly. Additionally, we began selling our software products separately from our integration services during fiscal 2000. As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful and are not a good predictor of our future performance. We may not be successful in generating recurring revenue streams to offset the above effects.

          In addition, we may incur expenses in order to develop products and service offerings ancillary to our existing line of products and services. These expenses may affect our earnings and may result in losses in particular quarterly or annual periods.

          For all of these reasons, in some future quarters or years our operating results may be below the expectations of investors, which could cause volatility or a decline in the price of our common stock.

           If we are unable to complete a substantial number of sales contracts when anticipated or experience delays in the process on a project or problems with satisfying contract terms, we may have to defer or not recognize revenue, causing our quarterly results to fluctuate and fall below anticipated levels.

          For contracts in which revenue is recognized used a percentage of contract completed method, we may not be able to recognize all or a portion of the revenue until milestones are achieved. If we are unable to complete one or more substantial anticipated license sales or experience delays in the progress of a project or product or problems with satisfying contract terms required for revenue recognition in a particular quarter, we may not be able to recognize revenue when anticipated, and we would nonetheless recognize marketing and other expenses, causing our quarterly results to fluctuate and fall below anticipated levels. This could cause our stock price to decline.

If our relationships with system integrators and business consultants terminate, we may lose important sales and marketing opportunities.

          We have established relationships with system integrators and business consultants. We expect that these relationships, though not exclusive, will expose our software to many potential customers to which we may not otherwise have access. If our relationships with any of these organizations do not develop as we expect or are terminated, or any of these organizations begin promoting the products of our competitors instead of our products, we might lose important opportunities, including sales and marketing opportunities, and our business may suffer.

We are becoming increasingly reliant on our relationships with system integrators and business consultants.

          We have begun to sell our software products separately from our integration services. If the third parties who implement our software products for our customers do so ineffectively, our reputation and our business may be harmed.

We may not be able to expand overseas successfully.

          In order to expand overseas, we have opened sales offices in Munich, Paris and Amsterdam. Our plans to expand internationally are subject to risks, including:

•	the impact of economic fluctuations in economies outside of the United States;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	unexpected changes in regulatory requirements, tariffs and other trade barriers;

•	difficulties and costs of staffing and managing foreign operations due to distance, as well as language and cultural differences; and

•	political instability, currency exchange fluctuations and potentially adverse tax consequences.

          We cannot predict whether the expansion of our business internationally will be successful. The results of our efforts may prove not to have been worth the associated expense and opportunity cost.

It is difficult for us to attract and retain qualified software programmers.

          Our future growth depends on the ability of our software programmers to develop new products and improve existing products. Our ability to develop new products and services and enhance our existing products and services will depend on our ability to recruit and retain top quality software programmers. There is a shortage of the programming personnel we need, and competition for qualified programmers is intense. If we are unable to hire and retain sufficient numbers of qualified programming personnel, we may not be able to develop new products and services or improve our existing products and services in the time frame necessary to execute our business plan. Our inability to hire qualified programmers could also negatively impact our ability to customize and implement our extranet system as rapidly as we do today.

We have recently experienced and currently anticipate rapid growth in our business, and any inability to manage this growth could harm our business.

          In order to execute our business plan, we must grow significantly. Our full-time headcount grew from 85 as of December 31, 1999 to 265 as of December 31, 2000. We expect that the number of our employees will continue to increase for the foreseeable future, in particular with respect to persons engaged in product development, professional services and sales activities. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. We will also need to continue to expand and maintain close coordination among our technical, finance, sales and marketing groups. If we are unsuccessful in these efforts, our business and operations could be adversely affected.

We will not be able to execute our business plan and achieve desired growth in our business if we cannot increase our direct and indirect sales channels, which could negatively affect our stock price.

          We need to expand substantially our direct and indirect sales operations, both domestically and internationally, in order to increase market awareness and sales of our products and services. Our products and services require a sophisticated sales effort targeted at several people within our prospective clients’ organizations. Competition for qualified sales personnel is intense, and we might not be able to hire the quality and number of sales personnel we are targeting. In addition, we believe that our future success is dependent upon establishing and maintaining productive relationships with a variety of distributors, resellers, system integrators and other joint marketing relationships with third parties. We cannot be sure that we will be successful in establishing these desired relationships or that these third parties will devote adequate resources or have the technical and other sales capabilities to sell our products.

Acquisitions or investments in other technology companies may disrupt or otherwise have a negative impact on our business and dilute stockholder value.

          We may acquire or make investments in complementary businesses, technologies, services or products, or enter into relationships with parties who can provide access to those assets, if appropriate opportunities arise. From time to time we have had discussions and negotiations with companies regarding our acquiring, investing in or partnering with their businesses, products, services or technologies, and we regularly engage in these discussions and negotiations in the ordinary course of our business. We may not identify suitable acquisition, investment or relationship candidates, or if we do identify suitable candidates, we may not complete those transactions on commercially acceptable terms or at all. If we acquire another company, we could have difficulty in assimilating that company’s personnel, operations, technology and software. In addition, the personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would dilute the ownership interests of the holders of our common stock.

We face competition and may face future competition.

          The market for software products and services that enable business-to-business e-commerce is intensely competitive, highly fragmented and rapidly changing. There are relatively few barriers to entry in the channel management market. We expect competition to persist and intensify, which could result in our losing market share or lowering our prices.

Some of our competitors have advantages over us.

          Some of our existing competitors, as well as potential future competitors, have longer operating histories in markets related to ours, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than our company. These advantages may allow them to respond more quickly and effectively to new or emerging technologies and changes in customer requirements. It may also allow them to engage in more extensive research and development, undertake farther-reaching marketing campaigns, adopt more aggressive pricing policies, implement their products and services more rapidly, and make more attractive offers to potential employees and other business associates. One or more of these companies could adopt a different business strategy for achieving profitability which could allow them to charge fees that are lower than ours, in order to attract clients. Our competitors custom-build software products or use technology tools to develop their products; processes that we believe require substantially more time than our approach. These competitors may reduce the amount of time it currently takes them to implement the products and services that compete with ours, eliminating an important advantage that we believe we currently enjoy. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our current and prospective clients.

Our executive officers are critical to our business and these officers may not remain with us in the future.

          Our future success largely depends upon the continued service of our executive officers. If we lose the services of one or more of our executive officers operating results and financial condition could be harmed. In particular, Michael W. Ferro, Jr., our founder, chairman of the board of directors and chief executive officer, would be extremely difficult to replace.

If we fail to protect our intellectual property rights or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights or be liable for significant damages.

          Our success depends significantly upon our proprietary technology. We have no patents and no plans to apply for any patents. Unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology or duplicate our products or our other intellectual property rights. Our failure to protect our proprietary rights adequately or our competitors’ successful duplication of our technology could negatively affect our operating results and cause the price of our common stock to decline.

          In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our software infringes upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. We or our customers may be unable to obtain necessary licenses from third parties at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any such required licenses could harm our business, operating results and financial condition.

Litigation over intellectual property rights could disrupt or otherwise have a negative impact on our business.

          There has been frequent litigation in the computer industry regarding intellectual property rights. Third parties may make claims of infringement by us with respect to current or future products, trademarks or other proprietary rights. These claims could be time-consuming, result in costly litigation, divert management’s attention, cause product or service release delays, require us to redesign our products or services or require us to enter into costly royalty or licensing agreements. Any of these effects could have a material and adverse effect on our financial condition and results of operations.

If we become subject to product liability litigation, it could be costly and time consuming to defend.

          Since our products are used for company-wide, integral computer applications with potentially strong impact on our customers’ sales of their products, errors, defects or other performance problems could result in financial or other damages to our customers. Although we have contractual limits to our liability, product liability litigation, would be time consuming and costly to defend, even if we are successful.

Risks Related To Our Industry

We are highly dependent on the acceptance and effectiveness of the Internet as a medium for business-to-business commerce.

          Our future revenues and the success of a number of our products and services is dependent in large part on an increase in the use of the Internet for business-to-business commerce. The failure of the Internet to continue to develop as a commercial or business medium could harm our business, operating results and financial condition. The acceptance and use of the Internet for business-to-business commerce could be limited by a number of factors, such as the growth and the use of the Internet in general, the threat of illegal activity that causes performance degradations at unprotected sites across the Internet, the relative ease of conducting business on the Internet, the efficiencies and improvements that conducting commerce on the Internet provides, concerns about transaction security and taxation of transactions on the Internet.

We depend on the speed and reliability of the Internet.

          The recent growth in Internet traffic has caused frequent periods of decreased performance. If Internet usage continues to grow rapidly, its infrastructure may not be able to support these demands and its performance and reliability may decline. Decreased performance at some unprotected Internet sites has also been attributed to illegal attacks by third parties. If outages or delays on the Internet occur frequently or increase in frequency, or businesses are not able to protect themselves adequately from such illegal attacks, business-to-business e-commerce could grow more slowly or decline, which may reduce the demand for our software products and services. The ability of our products to satisfy our customers’ needs is ultimately limited by and depends upon the speed and reliability of the Internet. Consequently, the emergence and growth of the market for our software products and services depends upon improvements being made to the entire Internet to alleviate overloading and congestion. If these improvements are not made, the ability of our customers to benefit from our products and services will be hindered, and our business, operating results and financial condition may suffer.

Increased security risks of online commerce may deter future use of our software products and services.

          A fundamental requirement of Internet-based, business-to-business e- commerce is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or a breach of the security features contained in our software or the algorithms used by our customers and their business partners to protect content and transactions on Internet e-commerce marketplaces or proprietary information in our customers’ and their business partners’ databases. Anyone who is able to circumvent security measures could misappropriate proprietary, confidential customer information or cause interruptions in our customers’ and their business partners’ operations. Our customers and their business partners may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches, reducing the demand for our software products and services. Further, a well-publicized compromise of security could deter businesses from using the Internet to conduct transactions that involve transmitting confidential information. The failure of the security features of our software to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results and financial condition.

Internet-related laws could adversely affect our business.

          Regulation of the Internet is largely unsettled. The adoption of laws, regulations or taxes that increase the costs or administrative burdens of doing business using the Internet could cause companies to seek an alternative means of transacting business. If the adoption of new Internet laws, regulations or taxes causes companies to seek alternative methods for conducting business, the demand for our software products and services could decrease and our business could be adversely affected.

Item 2. Properties

          Our corporate headquarters are located in leased office space in Chicago, Illinois. This lease expires on August 31, 2005. We also have leased offices in Boston, Massachusetts, Dallas, Texas, Detroit, Michigan, Del Mar, California, Irvine, California, Munich, Germany, Paris, France and Amsterdam, Netherlands.

Item 3. Legal Proceedings

          There are no material legal proceedings to which we are a party or of which any of our property is subject.

Item 4. Submission of Matters to a Vote of the Securities Holders

          There were no matters submitted to a vote of our shareholders during the fourth quarter of the year covered by this Annual Report on Form 10-K.

PART II

Item 5. Market for Registrant’s Common Stock and Related Shareholder Matters

Market Information

          Our common stock began trading on the Nasdaq National Market on June 27, 2000 under the symbol “CKCM”. On March 26, 2001, the last reported closing price per common share was $8.50. The following table sets forth the high and low sales prices per share of our common stock for the year ended December 31, 2000 as reported on the Nasdaq National Market:

	High	Low
Second quarter (from June 27, 2000)	$22.88	$14.00
Third quarter	$45.00	$19.00
Fourth quarter	$42.50	$14.00

Holders of Record

          As of March 26, 2001, there were 67 holders of record of our common stock. The number of holders of record is not representative of the number of beneficial holders because many shares are held by depositories, brokers or other nominees.

Dividends

          We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

Sales of Unregistered Securities

          In 2000, we granted 2,928,000 options to purchase shares of our common stock to employees under the Click Commerce, Inc. Amended Stock Option and Stock Award Plan at a weighted average exercise price of $14.09 per share. In addition, we granted 80,000 options to purchase shares of our common stock to our directors under the Click Commerce, Inc. Directors’ Stock Option and Stock Award Plan at a weighted average exercise price of $10.00 per share. In April 2000, we issued a warrant to Accenture (formerly Andersen Consulting LLP) to purchase up to 818,226 shares of our common stock at an exercise price of $12.22 per share.

Item 6. Selected Financial Data

          The following selected financial data should be read in conjunction with our consolidated financial statements and related notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statements of operations data for the years ended December 31 2000, 1999, 1998 and 1997, and the consolidated balance sheet data as of December 31, 2000, 1999 and 1998, are derived from our consolidated financial statements that have been audited by KPMG LLP, independent auditors. The consolidated statement of operations data for the period from August 20, 1996 (inception) to December 31, 1996 and the consolidated balance sheet data as of December 31, 1997 and 1996 are derived from our unaudited financial statements which, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position and results for the unaudited periods presented. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

	Year ended December 31,				Period from August 20, 1996 (inception) to December 31, 1996
	2000	1999	1998	1997
					(unaudited)
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$ 36,372	$ 9,952	$ 2,390	$ 1,322	$ 166
Cost of revenue (a)	10,518	2,670	712	379	39

Gross profit	25,854	7,282	1,678	943	127
Operating expenses:
Sales and marketing (a)	17,853	2,810	435	174	—
Research and development (a)	6,895	729	149	—	—
General and administrative (a)	7,314	2,762	987	720	140
Amortization of stock-based compensation	2,630	467	187	—	—

Total operating expenses	34,692	6,768	1,758	894	140

Operating income (loss)	(8,838)	514	(80)	49	(13)

Other income (expense), net	1,555	101	(2)	1	—
Income tax expense (benefit)	(2,050)	298	(17)	29	—

Net income (loss)	(5,233)	317	(65)	19	(13)
Accretion related to redeemable preferred stock	(8,093)	(3,712)	—	—	—

Net income (loss) available to common shareholders	$ (13,326)	$ (3,395)	$ (65)	$ 19	$ (13)

Basic and diluted net income (loss) per common share	$ (0.44)	$ (0.14)	$ (0.00)	$ 0.00	$ (0.00)

Weighted average common shares outstanding—basic and diluted	30,624,967	24,371,578	26,400,000	26,400,000	26,400,000

	As of December 31,
	2000	1999	1998	1997	1996
				(unaudited)	(unaudited)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$ 51,318	$ 6,304	$ 120	$ 271	$ 13
Working capital (deficit)	51,440	5,019	(154)	(75)	(16)
Total assets	69,795	9,934	1,077	400	67
Capital lease obligations, less current portion	397	84	2	15	—
Convertible participating preferred stock	—	14,312	—	—	—
Total shareholders’ equity (deficit)	56,616	(8,586)	55	6	(13)

(a)	Excludes amortization of stock-based compensation presented in a separate caption, as described in the Company’s consolidated financial statements.

Item 7. Management’s Discusssion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of financial condition and results of operations should be read in conjunction with “Selected Financial Data” and the consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks, uncertainties and assumptions. These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate” and other similar words and expressions. The statements are subject to risks and uncertainties and actual results may differ materially from those indicated by these forward-looking statements as a result of various factors, including but not limited to, the ability of Click Commerce to execute on its plan to enter into strategic alliances with system integrators and business consultants, the extent of customer acceptance and utilization of channel management products and services, the impact of competitive products and services, the ability of Click Commerce to manage growth and to develop new and enhanced versions of its products and services, the effect of economic and business conditions, the ability of Click Commerce to expand overseas, changes in technology, deployment delays or errors associated with Click Commerce’s products and the ability to protect Click Commerce’s intellectual property rights. For a discussion of these and other risk factors that could affect Click Commerce’s business, see “Risk Factors” and “Quantitative and Quantitative Disclosures About Market Risk” set forth in this report.

Overview

          Click Commerce, Inc. (the “Company”) is a provider of channel management software products and integration services for large, global companies with complex or specialized dealer, distributor and supplier networks. The Company’s software products and integration services enable large, global companies to effectively manage and engage in collaborative business-to-business electronic commerce throughout all levels of their product and services distribution channels.

          The Company commenced operations on August 20, 1996. During the period from inception until early 1998, the Company was primarily engaged in developing software for the Relationship Manager (formerly referred to as the Extranet Manager). In 1996 and 1997, the Company was also engaged in developing Internet Web sites and providing related consulting services. The Company implemented the first Click Commerce Relationship Manager in the second quarter of 1997.

          The Company’s revenue is derived from sales of licenses of its software, comprised of the Relationship Manager and a portfolio of e-commerce applications, needs analyses, professional services, maintenance and support. The Company’s software is generally licensed on a perpetual basis.

          During the third quarter of 2000, the Company began to license its software products independent of its integration services. In accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, for those contracts that either do not contain a services component or in which the services element is not essential to the functionality of any other element of the contract, software license revenue is recognized upon shipment of the Company’s software, provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. For contracts in which the services component meets the requirements of a separate element of the contract, revenue is recognized as the services are performed. The revenue to be recognized from multiple-element software contracts is based on the fair value of each element as determined from objective evidence that is specific to the Company. The Company records deferred revenue on software contracts for which cash has been received, but for which the requirements for revenue recognition have not been met. The Company records accounts receivable on software contracts for which the requirements for revenue recognition have been met, but for which cash has not been received.

          Revenue from contracts in which the Company’s services are essential to the functionality of the other elements of the contract is recognized using the percentage-of-completion method as services are performed or output milestones are reached, as the Company delivers, customizes and installs the software. The percentage completed is measured either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. For arrangements in which percentage-of-completion accounting is used, the Company records cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress. The timing and amount of cash receipts from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of billings in excess of revenues earned on contracts in progress at the end of any given period.

          Maintenance service is sold separately under contacts that are renewable annually. The Company anticipates that it will sell maintenance service to most, but not all of its customers. The Company recognizes maintenance service revenue ratably over the contract period, typically one year. Maintenance fees are generally billed annually in advance and are recorded as deferred revenue. As part of the sales process, the Company often performs a needs analysis for the potential customer on a fixed fee basis. Revenue from needs analyses is recognized as the work is performed.

          Cost of revenue includes salaries and related expenses for professional services and technical support personnel who provide customization and installation services to customers, as well as an allocation of business consulting personnel salaries, data processing and overhead costs and costs of licensing third party software incorporated into the Company’s products.

          Operating expenses are classified into four general categories: sales and marketing, research and development, general and administrative and amortization of stock-based compensation. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for executive management, finance and administrative employees, legal and accounting services, information technology and facilities-related expenses. Amortization of stock-based compensation represents the amortization over the related service period of the difference between the exercise price of options granted and the deemed fair market value of the underlying common stock on the date of grant, as well as amortization of the warrant issued in connection with a joint marketing agreement with Accenture (formerly Andersen Consulting LLP).

          In April 2000, the Company issued a warrant to Accenture to purchase up to 818,226 shares of common stock at an exercise price of $12.22 per share. The warrant vests contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on April 20, 2004. The warrant contains a significant cash penalty for Accenture’s failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was determined on the date of grant in accordance with Emerging Issues Task Force Issue No. 96-18 and Statement of Financial Accounting Standards No. 123, to be approximately $5.0 million. The fair value of the warrants was determined using the Black-Scholes option pricing model, assuming a risk-free interest rate of 6.0%, a volatility factor of 1.00 and an estimated fair value at the time of grant of $9.00 per common share. This amount is included in additional paid-in capital and is being amortized to expense over the vesting period of the warrants. For the year ended December 31, 2000, the Company has recognized $825,000 in amortization expense. The Company expects to recognize future amortization expense of $1,236,000 in 2001, 2002 and 2003, respectively, and $415,000 in 2004.

          The Company’s full-time headcount at December 31, 2000 was 265. The Company intends to significantly increase its headcount in fiscal 2001, and intends to focus recruiting efforts in the area of sales and marketing, research and development and professional services. The Company will also hire a number of business consultants to perform needs analyses. This expansion will continue to place significant demands on management and operational resources. To manage this rapid growth and increased demand, the Company must invest in and implement scalable operational systems, procedures and controls. The Company must also be able to recruit qualified candidates to manage its expanding operations. The Company expects future expansion to continue to challenge the ability to hire, train, manage and retain employees.

          On June 30, 2000, the Company completed an initial public offering (“IPO”) of common stock that resulted in the issuance of 5,000,000 shares of common stock with an IPO price of $10.00 per share. In connection with the IPO, the Company offered the underwriters the option to purchase an additional 750,000 shares of common stock (“underwriter’s over-allotment”) at the offering price of $10.00 per share. This option was exercised on July 7, 2000. Proceeds to the Company from the IPO and exercise of the underwriter’s over-allotment amounted to approximately $52.0 million, net of discounts, commissions and other costs of the offering. The net proceeds are being used for working capital and general corporate purposes, including expansion in sales and marketing both domestically and in Europe, broadening of business development efforts, and continued investment in product technology.

          The Company’s limited operating history makes the prediction of future operating results very difficult. The Company sold and implemented the first Click Commerce Relationship Manager in the second quarter of 1997. The Company believes that period-to-period comparisons of operating results should not be relied upon as predictive of future performance because the substantial increase in revenues in recent periods may not be sustainable. The Company’s prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new, rapidly evolving markets. The Company may not be successful in addressing such risks and difficulties. Although the Company has experienced significant percentage growth in revenues in recent periods, the Company believes that prior growth rates may not be sustainable or indicative of future operating results.

Results of Operations

          The following table sets forth selected financial data for the years indicated in dollars and as a percentage of total revenue.

	Year ended December 31,
	2000		1999		1998
	in 000’s	% of Revenue	in 000’s	% of Revenue	in 000’s	% of Revenue
Revenue	$36,372	100.0%	$9,952	100.0%	$2,390	100.0%
Cost of revenue (exclusive of stock-based compensation reported below)	10,518	28.9	2,670	26.8	712	29.8

Gross profit	25,854	71.1	7,282	73.2	1,678	70.2
Operating expenses:
Sales and marketing (exclusive of stock-based compensation reported below)	17,853	49.1	2,810	28.2	435	18.2
Research and development (exclusive of stock-based compensation reported below)	6,895	19.0	729	7.3	149	6.2
General and administrative (exclusive of stock-based compensation reported below)	7,314	20.1	2,762	27.8	987	41.3
Amortization of stock-based compensation	2,630	7.2	467	4.7	187	7.8

Total operating expenses	34,692	95.4	6,768	68.0	1,758	73.6

Operating income (loss)	$(8,838)	(24.3)%	$ 514	5.2%	$ (80)	(3.3)%

Comparison of the year ended December 31, 2000 to the year ended December 31, 1999

Revenue

          Total revenue increased by approximately $26.4 million, or 265%, to $36.4 million for the year ended December 31, 2000 from $10.0 million for the year ended December 31, 1999. The increase is primarily attributable to an increase in license fees due to an increase in the number of new customers and an increase in the average contract size during the year ended December 31, 2000. Revenue from needs analyses, maintenance services and follow-on orders from existing customers also increased over the prior year.

Cost of Revenue

          Cost of revenue increased by approximately $7.8 million, or 294%, to $10.5 million for the year ended December 31, 2000 from $2.7 million for the year ended December 31, 1999. This increase is primarily attributable to an increase in compensation and related expenses due to an increased number of professional services personnel during 2000. Third party contractor costs and royalty fees for licensed third party software that is either embedded in our products or incorporated into our product offerings also increased during the year ended December 31, 2000.

Operating Expenses

          Sales and Marketing. Sales and marketing expenses increased by approximately $15.0 million, or 535%, to $17.9 million for the year ended December 31, 2000 from $2.8 million for the year ended December 31, 1999. The increase in sales and marketing expense is primarily attributable to an increase in compensation and related expenses due to an increase in the number of sales and marketing employees during 2000. The Company also incurred increased expenses for marketing material and events during the year ended December 31, 2000. The Company expects these expenses to significantly increase as sales and marketing efforts are expanded in the United States and internationally.

          Research and Development. Research and development expenses increased by approximately $6.2 million, or 846%, to $6.9 million for the year ended December 31, 2000 compared to $0.7 million for the prior year. This increase is primarily attributable to an increase in third party contractor costs and an increase in compensation and related expenses due to an increase in the number of product development personnel during 2000. These increases in cost are related to an upgrade of the Relationship Manager, an increase in product offerings and efforts primarily related to increasing the robustness, functionality and ease of integration of our product offerings. A portion of product development costs for the year ended December 31, 1999 were directly related to customer contracts and classified as cost of revenue. The Company believes that continued investment in research and development is critical in achieving its objectives, and, as a result, the Company expects research and development expenses to increase significantly in future periods. To date, all software development costs have been expensed as incurred.

          General and Administrative. General and administrative expenses increased by approximately $4.6 million, or 165%, to $7.3 million for the year ended December 31, 2000 from $2.8 million for the year ended December 31, 1999. This increase is primarily attributable to an increase in compensation and related expenses due to an increased number of operations, management and administrative personnel during 2000. The Company also incurred increased expenses related to professional and consulting fees. The Company believes that its growth and expanding operations will cause its general and administrative expenses to increase in future periods.

          Amortization of Stock-Based Compensation. The Company has recorded deferred compensation for stock options with exercise prices less than the deemed fair value of the Company’s common stock at the time of those grants. Deferred compensation is being amortized over the vesting periods of the applicable options, resulting in amortization of stock-based compensation expense of $1.8 million and $0.5 million during the years ended December 31, 2000 and 1999, respectively.

           Additionally, the $5.0 million fair value of the warrant issued to Accenture in April 2000 is being amortized over the vesting period of the warrant. Accordingly, $0.8 million of amortization of stock-based compensation expense was recognized during the year ended December 31, 2000.

Comparison of year ended December 31, 1999 to year ended December 31, 1998

Revenue

          Total revenue increased to $10.0 million for the year ended December 31, 1999 from $2.4 million for the year ended December 31, 1998. This increase of approximately $7.6 million, or 316%, was primarily due to an increase in software license revenue based upon an increase in the number of new customers, an increase in average contract size, an increase in the number of applications offered by the Company and additional sales to existing customers. The Company also had increased revenue from consulting services and maintenance contracts.

Cost of Revenue

          Cost of revenue increased by approximately $2.0 million, or 275%, to $2.7 million for the year ended December 31, 1999 from $0.7 million for the year ended December 31, 1998. This increase was attributable to increased compensation and related expenses due to an increase in the number of professional services personnel during the year ended December 31, 1999.

Operating Expenses

          Sales and Marketing. Sales and marketing expenses increased by approximately $2.4 million, or 547%, to $2.8 million for the year ended December 31, 1999 from $0.4 million for the year ended December 31, 1998. The increase in sales and marketing expenses is primarily attributable to increased compensation and related expenses due to an increase in the number of sales and marketing employees during 1999 and also to the establishment of marketing programs in fiscal 1999.

          Research and Development. Research and development expenses increased by approximately $0.6 million, or 388%, to $0.7 million for the year ended December 31, 1999 from $0.1 million for the year ended December 31, 1998. This increase is attributable to an increase in the number of product development, quality assurance and documentation personnel to support the Company’s product development efforts during 1999. A portion of product development costs for the years ended December 31, 1999 and 1998 was directly related to customer contracts and classified as cost of revenue. All software development costs in 1999 and 1998 were expensed as incurred.

          General and Administrative. General and administrative expenses increased by approximately $1.8 million, or 180%, to $2.8 million for the year ended December 31, 1999 from $1.0 million for the year ended December 31, 1998. This increase is primarily attributable to an increase in compensation and related expenses, including travel and recruiting costs due to an increase in management and other administrative personnel during the year ended December 31, 1999.

          Amortization of Stock-Based Compensation. The Company has recorded deferred compensation for the difference between the exercise price of certain stock option grants and the deemed fair value of the Company’s common stock at the time of such grants. Deferred compensation is being amortized over the vesting periods of the applicable options, resulting in amortization of stock-based compensation expense of $0.5 million for the year ended December 31, 1999 compared to $0.2 million for the year ended December 31, 1998.

Liquidity and Capital Resources

          At December 31, 2000, the Company had $51.3 million of cash and cash equivalents, consisting primarily of proceeds from the Company’s IPO. Net cash used in operating activities was $6.1 million for the year ended December 31, 2000 and net cash provided by operating activities was $2.1 million and $8,000 for the years ended December 31, 1999 and 1998, respectively. The $6.1 million of cash used in operating activities during 2000 reflects the significant growth in the business and its infrastructure and consists primarily of a $5.2 million net loss adjusted for $3.1 million of non-cash amortization of stock-based compensation and depreciation and amortization, a $7.9 million increase in trade accounts receivable, a $0.6 million increase in revenues earned on contracts in progress in excess of billings, a $1.8 million increase in miscellaneous prepaid expenses and other current assets and prepaid license fees and a $2.0 million increase in deferred tax assets. These uses were offset by a $8.2 million increase in accounts payable, accrued expenses and accrued compensation.

          Net cash provided by investing activities was $2.0 million for the year ended December 31, 2000, reflecting the maturity of a $3.0 million short-term investment during the year, partially offset by net purchases and sales of property and equipment of $0.9 million. During the year ended December 31, 1999, the Company used $3.4 million for purchasing short-term investments and property and equipment. During the year ended December 31, 1998, the Company used $0.1 million for the purchase of property and equipment. Capital expenditures consist of purchases of operating resources to manage operations, including computer software, office furniture and equipment and leasehold improvements. The Company expects that its capital expenditures will continue to increase in the future.

          Net cash provided by financing activities was approximately $52.0 million and $4.6 million for years ended December 31, 2000 and 1999, respectively. Cash provided by financing activities during 2000 reflects net proceeds of $52.0 million received from the Company’s IPO and the exercise of the underwriter’s over-allotment option, after discounts, commissions and related expenses. Cash provided by financing activities during 1999 reflects the sale of $10.6 million of convertible participating preferred stock, offset by a common stock redemption of $6.0 million.

          In March 2000, the Company renewed and increased borrowing availability under its revolving credit facility. In January 2000, the Company obtained a letter of credit under this facility totaling $500,000 to secure a new office lease. This letter of credit is renewable annually and pursuant to the office lease, may decline by $100,000 on the first, second, third and fourth anniversaries of the lease and then to $38,000 on the fifth anniversary until the lease expires in August 2005. Accordingly, the letter of credit has declined by $100,000 to $400,000.

          The Company expects significant growth in operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute its business plan. In addition, the Company may use cash resources to fund investments in complementary businesses or technologies. The Company believes that its existing working capital, together with its revolving promissory note, will be sufficient to meet the Company’s working capital and operating expenditure requirements for at least the next twelve months. The Company has no current plans to raise additional equity during the next twelve months, although such plans are subject to business and market conditions. Thereafter, the Company may find it necessary to obtain additional equity or debt financing, although the Company does not currently foresee a need for additional cash resources for long-term needs. In the event additional financing is required, the Company may not be able to raise it on acceptable terms or at all.

Impact of Recently Issued Accounting Standards

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. This pronouncement will require the Company to recognize derivatives on the balance sheet at fair value. The statement also requires that changes in a derivative’s fair value be recognized in earnings unless specific hedge criteria are met. Currently, the pronouncement has no impact on the Company, as the Company has not utilized derivative instruments or entered into any hedging transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          The following discusses the Company’s exposure to market risk related to changes in foreign currency exchange rates and interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in Part I, “Risk Factors” of this report.

Foreign Currency Exchange Rate Risk

          To date, all of the Company’s recognized revenues have been denominated in U.S. dollars and primarily from customers in the United States, and the exposure to foreign currency exchange rate changes has been immaterial. The Company’s expects, however, that future product license and professional services revenues may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. Furthermore, to the extent the Company engages in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company’s products less competitive in international markets. Although the Company will continue to monitor its exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, there is no assurance that exchange rate fluctuations will not adversely affect financial results in the future.

Interest Rate Risk

          As of December 31, 2000, the Company had cash and cash equivalents of $51.3 million, which consist of cash and highly liquid short-term investments. Declines in interest rates over time will reduce interest income from short-term investments. Based upon the balance of cash and cash equivalents at December 31, 2000, a change in interest rates of 0.5% would cause a corresponding change in annual interest income of approximately $257,000.

Item 8. Consolidated Financial Statements and Supplementary Data

          See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

          The information required by this item is incorporated by reference to the material in the Company’s Proxy Statement for the 2001 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission no later than April 30, 2001.

Item 11. Executive Compensation

          The information required by this item is incorporated by reference to the material in the Company’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The information required by this item is incorporated by reference to the material in the Company’s Proxy Statement.

Item 13. Certain Relationships and Related Transactions

          The information required by this item is incorporated by reference to the material in the Company’s Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a) 1. Financial Statements

Included herein at pages F-1 through F-20

2. Financial Statement Schedules

The following auditors’ report and financial statement schedule are included herein at pages F-19 through F-20

Independent Auditors’ Report on Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

3. Exhibits

Exhibit Number	Description of Exhibit
3.1*	Restated Certificate of Incorporation

3.2*	Amended and Restated Bylaws

4.1**	Specimen Common Stock certificate

4.2**	Amended and Restated Stockholders and Rights Agreement

10.1**	Amended and Restated Click Commerce, Inc. Stock Option and Stock Award Plan

10.2**	Click Commerce, Inc. Directors’ Stock Option and Stock Award Plan

10.3**	Amended and Restated Employment Agreement with Michael W. Ferro, Jr

10.4**	Amended and Restated Employment Agreement with Robert J. Markese

10.5**	Form of Indemnification Agreement entered into between Click Commerce, Inc. and its directors and executive officers

10.6**	Promissory Note, dated March 31, 2000, between Click Commerce, Inc. and American National Bank and Trust Company of Chicago

10.7**	Loan and Security Agreement, dated March 31, 2000, between Click Commerce, Inc. and American National Bank and Trust Company of Chicago

10.8**	Strategic Alliance Agreement with Andersen Consulting, LLP

10.9**	Warrant dated April 20, 2000 issued to Andersen Consulting, LLP

10.10**	Consulting Agreement with Leslie D. Shroyer.

10.11**	Option Agreement with Leslie D. Shroyer.

10.12	Employment Agreement with Randy A. Gray

10.13	Employment Letter for Rebecca S. Maskey

16.1**	Change In Certifying Accountants

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

24.1**	Powers of Attorney

   *Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-54432.

  **Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-30564.

          (b) Reports on Form 8-K

None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2001.

CLICK COMMERCE , INC .

/S / REBECCA S. MASKEY
By:
Rebecca S. Maskey
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

          Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S / MICHAEL W. FERRO , JR . Michael W. Ferro, Jr.	Chief Executive Officer and Chairman of the Board of Directors	March 30, 2001

/S / MANUEL A. FERNANDEZ Manuel A. Fernandez	Director	March 30, 2001

/S / MICHAEL HAMMER Michael Hammer	Director	March 30, 2001

Gregg G. Hartemayer	Director

Emmanuel A. Kampouris	Director

/S / PETER N. LARSON Peter N. Larson	Director	March 30, 2001

/S / JERRY MURDOCK Jerry Murdock	Director	March 30, 2001

/S / LESLIE D. SHROYER Leslie D. Shroyer	Director	March 30, 2001

/S / EDWINA D. WOODBURY Edwina D. Woodbury	Director	March 30, 2001
CLICK COMMERCE, INC.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Click Commerce, Inc.:

          We have audited the accompanying consolidated balance sheets of Click Commerce, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, shareholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Click Commerce, Inc. as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Chicago, Illinois
January 26, 2001

CLICK COMMERCE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$ 51,318	$ 3,336
Short-term investments	—	2,968
Trade accounts receivable, less allowance for doubtful accounts of $118 and $54 at December 31, 2000 and 1999, respectively	9,276	1,540
Revenue earned on contracts in progress in excess of billings	1,534	894
Other current assets	1,908	130
Deferred income taxes	110	242

Total current assets	64,146	9,110
Property and equipment, net	1,931	700
Deferred income taxes	3,650	—
Other assets	68	124

Total assets	$ 69,795	$ 9,934

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 2,096	$ 644
Billings in excess of revenues earned on contracts in progress	1,027	2,026
Deferred revenue	1,531	390
Accrued compensation	3,949	712
Accrued expenses and other current liabilities	3,805	234
Income taxes payable	—	39
Current portion of capital lease obligations	298	46

Total current liabilities	12,706	4,091
Capital lease obligations, less current portion	397	84
Other liabilities	37	—
Deferred income taxes	39	33

Total liabilities	13,179	4,208
Series A Convertible Participating Preferred Stock, $0.001 par value, 12,000,000 shares authorized in 1999; minimum aggregate liquidation preference of $6,000; 5,217,392 shares issued and outstanding at December 31, 1999	—	7,906
Series B Convertible Participating Preferred Stock, $0.001 par value, 8,000,000 shares authorized in 1999; minimum aggregate liquidation preference of $5,000; 4,347,828 shares issued and outstanding at December 31, 1999	—	6,406

Shareholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 38,235,917 and 22,169,292 shares issued and outstanding at December 31, 2000 and 1999, respectively	38	22
Additional paid-in capital	83,960	—
Accumulated other comprehensive income	119	—
Deferred compensation	(6,827)	(1,260)
Accumulated deficit	(20,674)	(7,348)

Total shareholders’ equity (deficit)	56,616	(8,586)

Total liabilities and shareholders’ equity (deficit)	$ 69,795	$ 9,934

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year ended December 31,
	2000	1999	1998
Revenue	$ 36,372	$ 9,952	$ 2,390
Cost of revenue (exclusive of $33 and $1 for the years ended December 31, 2000 and 1999, respectively, reported below as amortization of stock-based compensation)	10,518	2,670	712

Gross profit	25,854	7,282	1,678
Operating expenses:
Sales and marketing (exclusive of $2,150 and $29 for the years ended December 31, 2000 and 1999, respectively, reported below as amortization of stock-based compensation)	17,853	2,810	435
Research and development (exclusive of $55 and $410 for the years ended December 31, 2000 and 1999, respectively, reported below as amortization of stock-based compensation)	6,895	729	149
General and administrative (exclusive of $392, $27 and $187 for the years ended December 31, 2000, 1999 and 1998, respectively, reported below as amortization of stock-based compensation)	7,314	2,762	987
Amortization of stock-based compensation	2,630	467	187

Total operating expenses	34,692	6,768	1,758

Operating income (loss)	(8,838)	514	(80)

Interest income	1,586	114	8
Interest expense	(44)	(7)	(8)
Other income (expense), net	13	(6)	(2)

Other income (expense)	1,555	101	(2)

Income (loss) before income taxes	(7,283)	615	(82)
Income tax expense (benefit)	(2,050)	298	(17)

Net income (loss)	(5,233)	317	(65)
Accretion related to redeemable preferred stock	(8,093)	(3,712)	—

Net loss available to common shareholders	$ (13,326)	$ (3,395)	$ (65)

Basic and diluted loss per common share	$ (0.44)	$ (0.14)	$ (0.00)

Weighted average common shares outstanding—basic and diluted	30,624,967	24,371,578	26,400,000
Comprehensive income (loss):
Net loss	$ (5,233)	$ 317	$ (65)
Foreign currency translation adjustment	119	—	—

Comprehensive income (loss)	$ (5,114)	$ 317	$ (65)

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Deferred compensation	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 1997	26,400,000	$ 26	$ —	$—	$ —	$ (20)	$ 6
Deferred compensation from stock option grants	—	—	697	—	(697)	—	—
Amortization of deferred stock compensation, net of income tax effect of $73	—	—	(73)	—	188	—	115
Net loss	—	—	—	—	—	(65)	(65)

Balance at December 31, 1998	26,400,000	26	624	—	(509)	(85)	56
Deferred compensation from stock option grants	—	—	1,325	—	(1,325)	—	—
Amortization of deferred stock compensation, net of income tax effect of $157	—	—	(157)	—	467	—	310
Deferred compensation related to cancelled options	—	—	(107)	—	107	—	—
Issuance of common stock upon exercise of stock options, including related tax benefit	986,684	1	442	—	—	—	443
Redemption of common stock	(5,217,392)	(5)	(2,127)	—	—	(3,868)	(6,000)
Accretion related to redeemable preferred stock	—	—	—	—	—	(3,712)	(3,712)
Net income	—	—	—	—	—	317	317

Balance at December 31, 1999	22,169,292	22	—	—	(1,260)	(7,348)	(8,586)
Deferred compensation from stock option grants	—	—	3,311	—	(3,311)	—	—
Deferred compensation from warrant issuance	—	—	4,947	—	(4,947)	—	—
Accretion related to redeemable preferred stock	—	—	—	—	—	(8,093)	(8,093)
Exchange of Series A and B Convertible Participating Preferred Stock for common stock	9,565,220	10	22,396	—	—	—	22,406
Issuance of common stock pursuant to initial public offering	5,750,000	5	51,997	—	—	—	52,002
Amortization of deferred stock compensation, net of income tax effect of $1,235	—	—	1,235	—	2,630	—	3,865
Deferred compensation related to cancelled options	—	—	(61)	—	61	—	—
Foreign currency translation adjustment	—	—	—	119	—	—	119
Issuance of common stock upon exercise of stock options, including related tax benefit	751,405	1	135	—	—	—	136
Net loss	—	—	—	—	—	(5,233)	(5,233)

Balance at December 31, 2000	38,235,917	$ 38	$83,960	$119	$(6,827)	$(20,674)	$56,616

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$(5,233)	$ 317	$ (65)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of stock-based compensation	2,630	467	187
Depreciation and amortization	495	103	43
Provision for doubtful accounts	162	33	—
Deferred income taxes	(2,027)	(147)	(61)
Loss (gain) on disposal of property and equipment	(13)	6	2
Changes in operating assets and liabilities:
Trade accounts receivable	(7,898)	(1,082)	(473)
Revenue earned on contracts in progress in excess of billings	(640)	(757)	(136)
Other current assets	(1,778)	(109)	(11)
Accounts payable	1,426	419	122
Billings in excess of revenues earned on contracts in progress	(999)	1,812	214
Deferred revenue	1,141	206	184
Accrued compensation	3,237	529	(12)
Accrued expenses and other current liabilities	3,558	199	(2)
Income taxes payable	(227)	178	44
Other assets	30	(87)	(28)

Net cash provided by (used in) operating activities	(6,136)	2,087	8
Cash flows from investing activities:
Purchases of property and equipment	(1,204)	(481)	(139)
Proceeds from sale of property and equipment	259	4	—
Purchases/(maturities) of short-term investments, net	2,968	(2,915)	(3)

Net cash provided by (used in) investing activities	2,023	(3,392)	(142)
Cash flows from financing activities:
Common stock redemption	—	(6,000)	—
Proceeds from issuance of preferred stock, net of issuance costs	—	10,600	—
Proceeds from initial public offering, net of issuance costs	52,018
Proceeds from exercise of stock options	136	2	—
Principal payments under capital lease obligations	(178)	(28)	(20)

Net cash provided by (used in) financing activities	51,976	4,574	(20)
Net change in cash and cash equivalents	47,863	3,269	(154)
Effect of foreign exchange rates on cash and cash equivalents	119	—	—
Cash and cash equivalents at beginning of year	3,336	67	221

Cash and cash equivalents at end of year	$51,318	$ 3,336	$ 67

Supplemental disclosures:
Property and equipment acquired under capital leases	$ 744	$ 140	$ 7
Interest paid	44	7	9
Income taxes paid	53	266	2

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Description of Business

          Click Commerce, Inc. (the “Company”) is based in Chicago, Illinois and is a provider of channel management software products and integration services for large, global companies with complex or specialized dealer, distributor and supplier networks. The Company’s software products and integration services enable large, global companies to effectively manage and engage in collaborative business-to-business electronic commerce throughout all levels of their product and services distribution channels.

2. Summary of Significant Accounting Policies

Basis of Presentation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents and Short-term Investments

          The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair market value. Short-term investments are classified as held-to-maturity and are recorded at cost.

Property and Equipment

          Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years. Leased equipment meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Equipment held under capital leases is amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Amounts expended for repairs and maintenance are charged to expense as incurred.

Long-lived Assets

          The Company reviews the carrying values of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. In assessing impairment, the Company determines whether the undiscounted future operating cash flows to be derived from the related asset over the remaining life will be sufficient to recover the carrying value. In the event such cash flows are not expected to be sufficient to recover the carrying value of the asset, the impairment to be recognized is measured by the amount by which the carrying value exceeds the discounted cash flows of the asset.
CLICK COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Revenue and Cost Recognition

          During 2000, the Company began to license its software products independent of its integration services. For those contracts that either do not contain a services component or in which the services element is not essential to the functionality of any other element of the contract, software license revenue is recognized upon shipment of the Company’s software provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. For contracts in which the services component meets the requirements of a separate element of the contract, revenue is recognized as the services are performed. The revenue to be recognized from multiple-element software contracts is based on the fair value of each element as determined from objective evidence that is specific to the Company. The Company records deferred revenue on software contracts for which cash has been received, but for which the requirements for revenue recognition have not been met. The Company records accounts receivable on software contracts for which the requirements for revenue recognition have been met, but for which cash has not been received.

          Revenue from contracts in which the Company’s services are essential to the functionality of the other elements of the contract is recognized using the percentage-of-completion method as services are performed or output milestones are reached, as the Company delivers, customizes and installs the software. The percentage complete is measured either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract.

          Revenue from maintenance service is recognized ratably over the term of the service contract. Maintenance fees billed in advance of providing the related service are included in deferred revenue. As part of the sales process, the Company performs a needs analysis for certain potential customers on a fixed fee basis. Revenue from needs analyses is recognized as the work is performed.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”. The adoption of SAB No. 101 in the fourth quarter of 2000 has not had a significant impact on the Company’s consolidated financial position or results of operations.

          Cost of revenue includes salaries and related expenses for professional services and technical support personnel who provide development, customization and installation services to customers and an allocation of business consulting personnel salaries and data processing and overhead costs. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which they are determined.

Software Costs

          Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility of computer software products to be licensed or otherwise marketed, are classified as research and development costs, and are charged to costs and expenses as incurred. Once technological feasibility has been determined, costs incurred in the construction phase of software development, including coding, testing, and product quality assurance, are capitalized. To date, the period between technological feasibility and general availability has been short and costs qualifying for capitalization have been insignificant. Accordingly, no software development costs have been capitalized to date.
CLICK COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

           Costs associated with software developed or obtained for internal use are capitalized and amortized over the useful life of the software.

Loss per Share

          The Company calculates basic earnings per share based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding and the dilutive effect of stock options and other common stock equivalents using the treasury stock method. Potentially dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive.

Income Taxes

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Financial Instruments

          The reported amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued compensation, accrued expenses and other current liabilities and income taxes payable, approximate their fair values due to the contractual maturities and short-term nature of these instruments.

Stock-Based Compensation

          The Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and discloses the pro forma effects on net income had the fair value of the options been expensed. As such, compensation expense would be recorded only if the fair value of the underlying stock exceeded the exercise price on the grant date. Accordingly, no compensation cost has been recognized on stock options for which the exercise price equaled the fair value at the date of grant. With respect to stock options granted at exercise prices less than fair value, the Company recorded deferred stock-based compensation. Such deferred stock-based compensation is amortized on a straight-line basis over the vesting period of each individual award.

          The fair value of equity instruments issued to non-employees is amortized and charged to expense over the vesting period of the respective instruments.

Segment Reporting

          The Company operates in a single segment and makes enterprise-wide disclosures as applicable.
CLICK COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Foreign Currency Translation

          The Company translates assets and liabilities of non-U.S. functional currency subsidiaries into dollars at the current rates of exchange in effect at the end of each period. Revenues and expenses are translated using average rates in effect during the period. Gains and losses from translation adjustments are included in shareholders’ equity under the caption “Accumulated other comprehensive income.” Currency transaction gains or losses derived on monetary assets and liabilities stated in currency other than the functional currency are recognized in current operations and have not been significant to the Company’s operating results.

Advertising Expense

          The Company expenses all advertising costs as they are incurred. To date, advertising costs incurred by the Company have not been significant.

3. Concentrations of Credit Risk

          During the year ended December 31, 2000, one customer accounted for an aggregate of 10% of the Company’s total revenue. During the year ended December 31, 1999, three customers accounted for an aggregate of 61% of the Company’s total revenue, one for approximately 29%, another for approximately 18%, and a third customer for approximately 14%. During the year ended December 31, 1998, four customers accounted for an aggregate of 81% of the Company’s total revenue, one for approximately 25%, another for approximately 24%, a third for approximately 18%, and a fourth customer for approximately 14%.

          As of December 31, 2000, two customers accounted for an aggregate of 28% of the Company’s gross trade accounts receivable, each representing approximately 14%. As of December 31, 1999, five customers accounted for an aggregate of 85% of the Company’s gross trade accounts receivable, one for approximately 27%, another for approximately 21%, another for approximately 15%, another for approximately 12% and a fifth customer for approximately 10%.

4. Property and Equipment

          Property and equipment is comprised of the following:

	December 31,
	2000	1999
Equipment, furniture and fixtures	$1,212	$614
Leased equipment	943	196
Computer software	353	63
Leasehold improvements	66	—

	2,574	873
Less accumulated depreciation and amortization	(643)	(173)

Net property and equipment	$1,931	$700

          Accumulated amortization related to capitalized leased equipment was $270 and $69 as of December 31, 2000 and 1999, respectively.
CLICK COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

5. Lease Commitments

          The Company is obligated as lessee under certain noncancelable operating leases for equipment and office space, and is also obligated to pay insurance, maintenance and other executory costs associated with the leases. Rent expense was $1,185, $355 and $195 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum payments under lease obligations with initial or remaining terms in excess of one year are as follows as of December 31, 2000:

	Operating Leases	Capital Leases
2001	$ 761	$347
2002	753	314
2003	742	109
2004	557	—
2005	284	—
Thereafter	—	—

Total minimum lease payments	$3,097	770

Less amount representing interest		(75)

Subtotal		695
Less current portion of capital lease obligations		(298)

Capital lease obligations, less current portion		$397

          From February 2000 through December 31, 2000, the Company sub-leased a portion of its leased premises. Total rentals related to the sub-leases were $211.

6. Income Taxes

          Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended December 31, 2000:
U.S. Federal	$(20)	$(1,746)	$(1,766)
State	(3)	(281)	(284)
Year ended December 31, 1999:
U.S. Federal	364	(118)	246
State	80	(28)	52
Year ended December 31, 1998:
U.S. Federal	36	(49)	(13)
State	8	(12)	(4)
CLICK COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

           The income tax expense (benefit) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

	2000	1999	1998
U.S. Federal statutory rate (benefit)	(34.0)%	34.0%	(34.0)%
State income taxes, net of Federal income tax benefit	(3.9)	5.6	(2.8)
Non-deductible expenses	1.6	8.8	16.5
Stock option compensation	6.2	—	—
Other	2.0	—	—

	(28.1)%	48.4%	(20.3)%

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

	2000	1999
Deferred tax assets:
Accounts receivable	$ 46	$ 21
Accrued compensation expense	64	71
Deferred revenue	—	150
Warrant amortization	321	—
Net operating loss	2,836	—
Stock option compensation	269	—
Other	224	—

Total gross deferred tax assets	3,760	242
Deferred tax liabilities:
Depreciation	(39)	(33)

Net deferred tax assets	$3,721	$209

          The income tax benefit for tax deductions relating to the exercise of nonqualified stock options in excess of the tax benefit on the amount reflected as amortization of deferred stock compensation has been recorded as additional paid-in capital.

          At December 31, 2000, the Company had gross net operating losses of $6,836, which are available to offset taxable income through 2020. At December 31, 2000, the Company had research and experimentation credits of $211, which are available to offset taxable income after application of available net operating loss carryforwards through 2020.

          In assessing the realizablility of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of deferred tax assets. Accordingly, a valuation allowance has not been established.
CLICK COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

7. Shareholders’ Equity

Common and Preferred Stock

          On June 30, 2000, the Company completed an initial public offering (“IPO”) of common stock that resulted in the issuance of 5,000,000 shares of common stock with an IPO price of $10.00 per share. In connection with the IPO, the Company offered the underwriters the option to purchase an additional 750,000 shares of common stock (“underwriter’s over-allotment”) at the offering price of $10.00 per share. This option was exercised on July 7, 2000. Proceeds to the Company from the IPO and exercise of the underwriter’s over-allotment amounted to $52,018, net of discounts, commissions and other costs of the offering and were received by the Company on June 30, 2000 and July 7, 2000, respectively.

          At the closing of the IPO, all previously issued Series A and Series B Convertible Participating Preferred Stock (“Convertible Preferred Stock”) automatically converted on a 1-for-1 basis into 9,565,220 shares of common stock.

          On February 14, 2000, the Company’s Board of Directors approved an amendment and restatement of the Company’s Certificate of Incorporation to increase the number of shares of authorized common stock to 75,000,000 and authorize a new class of preferred stock, 5,000,000 shares, $0.001 par value. The amended and restated Certificate of Incorporation was effective upon the Company’s IPO.

          In July 1999, the Company redeemed and retired 5,217,392 shares of common stock for $6,000. Such common shares were redeemed from shareholders in conjunction with the issuance of Series A and B Convertible Participating Preferred Stock to new investors.

Convertible Participating Preferred Stock

          In June and July 1999, the Company sold 5,217,392 shares of Series A Convertible Participating Preferred Stock, par value $.001, at $1.15 per share. Gross proceeds to the Company were $6,000.

          In July 1999, the Company sold 4,347,828 shares of Series B Convertible Participating Preferred Stock, par value $.001, at $1.15 per share. Gross proceeds to the Company were $5,000.

          Accretion related to redeemable preferred stock has been recognized on a straight-line basis, calculated from the dates of issuance through the redemption dates for cash based on the estimated fair market value of common stock (aggregate amount of approximately $50,217 or $5.25 per share as of December 31, 1999 and aggregate amount of approximately $86,087 or $9.00 per share immediately preceding the IPO).

Stock Splits

          On December 10, 1999, the Board of Directors approved a 2-for-1 split of common and preferred shares in the form of a stock dividend. On July 27, 1999, the Board of Directors approved a 2-for-1 split of common and preferred shares in the form of a stock dividend. All common and preferred share and per share amounts have been adjusted for the effect of these splits.

Warrants

          In April 2000, the Company issued a warrant to Accenture (formerly Andersen Consulting LLP) to purchase up to 818,226 shares of common stock at $12.22 per share. The warrant vests contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on April 20, 2004. The warrant contains a significant cash penalty to be paid by Accenture for its failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was measured at the date of grant in accordance with Emerging Issues Task Force Issue No. 96-18, resulting in a fair value of approximately $5,000. The fair value of the warrant was determined using the Black-Scholes option-pricing model, assuming a risk free interest rate of 6.0%, a volatility factor of 1.00 and an estimated fair value at the time of grant of $9.00 per common share. This amount was included in additional paid-in capital and is being amortized to sales and marketing expense over the vesting period of the warrants. For the year ended December 31, 2000, the Company recognized $825 in amortization expense related to the warrant.

8. Employee and Director Stock Option and Stock Award Plans

          In October 1998, the Company’s Board of Directors adopted the Click Commerce, Inc. Stock Option and Stock Award Plan (“the Employee Plan”), pursuant to which the Board may grant stock options and stock appreciation rights to officers and key employees. The Employee Plan originally authorized grants of options to purchase up to 4,497,508 shares of authorized common stock. On February 14, 2000, the Board of Directors approved an amendment to the Employee Plan which increased the number of options available for grant to 4,930,842. Pursuant to the Employee Plan, which allows for an adjustment of the number of options available for grant upon changes in capitalization, the number of options authorized for grant was subsequently increased to 7,780,842 in contemplation of the Company’s IPO. Stock options are granted at an exercise price equal to the stock’s fair value at the date of grant. All stock options have ten-year terms and generally vest over three to five years from the date of grant. At December 31, 2000, there were 2,020,275 shares reserved for grant under the Employee Plan. In addition, stock options outstanding as of December 31, 2000 include options to purchase up to 857,044 shares of common stock, which have been granted to individuals under option agreements outside of the Employee Plan.

          The Company’s Directors’ Stock Option and Stock Award Plan (the “Directors’ Plan”) provides for the grant of non-qualified stock options and stock awards to non-employee directors. The Directors’ Plan provides for the issuance of up to 500,000 shares of common stock. Beginning in 2000 and for each subsequent year, non-employee directors are automatically granted an option to purchase 10,000 shares of the Company’s common stock on the date of each annual shareholders’ meeting. Stock options are granted at an exercise price equal to the stock’s fair value at the date of grant. All stock options have ten-year terms and generally vest six months from the date of grant. At December 31, 2000, there were 420,000 shares reserved for future issuance of common stock.

          Stock option transactions are summarized as follows:

	December 31,
	2000		1999		1998
	Number of Shares	Weighted Average Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Prices
Outstanding at beginning of year	4,621,982	$ 0.67	3,104,000	$0.03	—	$—
Granted	3,008,000	13.98	3,276,000	1.04	3,104,000	0.03
Exercised	(751,405)	0.18	(986,684)	0.00	—	—
Cancelled	(393,433)	5.34	(771,334)	0.48	—	—

Outstanding at end of year	6,485,144	6.62	4,621,982	0.67	3,104,000	0.03

Options exercisable at end of year	1,998,676	$ 1.47	1,405,982	$0.01	204,000	$0.00

CLICK COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Options Outstanding				Options Exercisable
Exercise Prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average prices
$ 0.0000–$ 3.9030	3,644,644	8.30 years	$ 0.75	1,688,428	$ 0.46
$ 3.9031–$ 7.0860	1,079,000	9.00	5.25	201,250	5.25
$ 7.8061–$11.7090	705,000	8.80	10.26	108,998	10.04
$15.6121–$19.5150	7,500	10.00	18.38	—	—
$19.5151–$23.4180	327,500	9.90	20.75	—	—
$23.4181–$27.3210	434,000	9.80	25.01	—	—
$27.3211–$31.2240	83,500	9.80	28.47	—	—
$31.2241–$35.1270	132,000	9.70	33.08	—	—
$35.1271–$39.0300	72,000	9.70	38.46	—	—

	6,485,144	8.70	$ 6.62	1,998,676	$ 1.47

           The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2000	1999	1998
Expected Life	4	5	5
Expected Volatility	74%	—	—
Risk-free Interest Rate	5.1%	5.0%	5.0%
Dividend Yield	0.0%	0.0%	0.0%

          The Company has applied Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations in accounting for the Employee Plan and the Directors’ Plan. Accordingly, no compensation cost has been recognized on stock options for which the exercise price equaled the fair value at the date of grant. Had the Company determined compensation cost based on the method required by Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company’s net loss and net loss per common share for 2000, 1999 and 1998 would approximate the pro forma amounts below:

	2000	1999	1998
Net loss available to common shareholders:
As reported	$(13,326)	$(3,395)	$ (65)
Pro forma	(14,299)	(3,500)	(123)
Basic and diluted loss per share:
As reported	$ (0.44)	$ (0.14)	$(0.00)
Pro forma	(0.47)	(0.14)	(0.00)

          In 1998, the Company’s Board of Directors approved consulting and employment agreements to retain the services of a former director and a former officer. These individuals were granted options to purchase a total of 2,816,000 shares of common stock at an exercise price of $0.0025 per share. The term of the options was 10 years from the date of grant. Of these options, 1,540,000 were granted to a non-employee and this grant was not governed by APB 25. Deferred compensation of $381 was calculated at the date of grant using the Black-Scholes option-pricing model and the following assumptions: expected dividend yield of 0%, risk-free interest rate of 5%, expected life of 5 years, and volatility of 50%. The Company was recognizing compensation expense ratably over the service period specified in the agreements; however, the services of both of these individuals were terminated during 1999. Therefore, compensation expense pertaining to the unvested and cancelled options of $107 was restored to additional paid-in capital during 1999. Prior to termination of these services, the Company recognized compensation expense of approximately $467 and $187 in 1999 and 1998, respectively.

          The Company recorded approximately $3,311 and $1,325 of unearned stock-based compensation for the year ended December 31, 2000 and 1999, respectively. Of these amounts, approximately $1,805 and $65 was amortized in the year ended December 31, 2000 and 1999, respectively.

9. Credit Facility

          As of December 31, 2000, the Company had a $3,000 credit facility with a commercial bank for the purpose of financing working capital. The term of the agreement is one year expiring on March 31, 2001. The Company plans to renew this facility. Interest is due monthly and at maturity and accrues at the prime rate. Borrowings under the facility are collateralized by certain assets of the Company. No amounts were borrowed under the facility during the year ended December 31, 2000.

          On January 25, 2000, the Company obtained a letter of credit totaling $500 to secure a new office lease. The letter of credit is automatically extended, without amendment, for one year from its original expiration date or any future expiration date unless the Company is notified at least 30 days prior to such expiration that the letter of credit will not be renewed. Pursuant to the lease agreement, the letter of credit may decline by $100 on the first, second, third and fourth anniversaries of the lease and finally to $38 on the fifth anniversary until the lease expires in August 2005. Accordingly, the letter of credit has declined by $100 to $400.

10. Loss Per Share

          The Company has excluded all Convertible Preferred Stock (as defined in Note 7), outstanding stock options and an outstanding warrant from the calculation of diluted net loss per common share as all such securities are anti-dilutive for all periods presented.

          Potentially dilutive stock options which were excluded for the years ended December 31, 2000, 1999 and 1998 were 6,156,144, 4,341,485 and 3,961,084, respectively. For the year ended December 31, 2000, a warrant for 818,226 shares of common stock was also excluded.

11. Retirement Savings Plan

          The Company’s employees participate in the Administaff of Texas, Inc. 401(k) plan (the “401(k) Plan”) that covers substantially all employees. The 401(k) Plan provides for discretionary contributions by the Company based on a percentage of participant compensation, subject to limitations imposed by applicable government regulations. Amounts contributed to the 401(k) Plan by the Company in 2000, 1999, and 1998 were $125, $33, and $17, respectively.

12. Related-party transactions

          Michael W. Ferro, Jr., the Company’s founder and chief executive officer, is also the founder and majority stockholder of WarrantyCheck.com, Inc. (“WarrantyCheck”). Revenue from WarrantyCheck for the years ended December 31, 2000 and 1999 was approximately $5 and $263, respectively. At December 31, 1999, the entire amount of revenue from WarrantyCheck was included in trade accounts receivable. During 2000, the Company also sub-let office space to WarrantyCheck. Rentals received by the Company from WarrantyCheck totaled $78, of which $9 was due to the Company at December 31, 2000.
CLICK COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

           An individual who is the corporate secretary and a shareholder of the Company is associated with a law firm that has rendered various legal services to the Company. For the years ended December 31, 2000, 1999 and 1998, the Company incurred legal expenses of approximately $230, $114 and $13, respectively.

          The Company leases an apartment, which is used for corporate purposes, from an individual who was a director of the Company from June 1999 until February 2000. For the years ended December 31, 2000 and 1999, the Company made rent payments for the former director of approximately $25 and $15, respectively.

          During 2000, the Company participated in several seminars sponsored by a company in which one of the Company’s directors serves as president. For the year ended December 31, 2000, the Company incurred expenses of approximately $183 related to these seminars.

          During 2000, the Company incurred $1,369 in expenses for consulting and other services from a company in which one of the Company’s directors serves as a global managing partner.

          During 2000, the Company incurred $218 in research advisory expenses from a company in which one of the Company’s directors serves as chairman of the board of directors.

          The Company granted 10,000 options at an exercise price of $5.25 per share to one if its directors during 2000 for consulting services rendered to the Company. The options vested on the date of grant and the Company recorded approximately $84 in compensation expense as the exercise price of the options was below fair value on the date of grant. For the year ended December 31, 2000, the Company also earned $1,585 in revenue from a company in which this director was a senior vice president and chief information officer until January 2000. At December 31, 2000, $56 of the revenue earned during 2000 was included in trade accounts receivable.

13. Quarterly Results of Operations

          The following table sets forth the Company’s unaudited quarterly operating results for the eight quarters ended December 31, 2000, as well as that data expressed as a percentage of total revenue for each quarter. This information has been derived from the Company’s consolidated unaudited financial statements which have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of such information. Historic quarterly operating results are not indicative of results to be achieved in succeeding quarters or years and should not be relied upon as an indication of future performance.
CLICK COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

	Three months ended
	Dec. 31, 2000	Sep. 30, 2000	June 30, 2000	Mar. 31 2000	Dec. 31, 1999	Sep. 30, 1999	June 30, 1999	Mar. 31, 1999
	(unaudited)
Revenue	$14,123	$10,071	$ 7,054	$5,124	$4,717	$2,092	$1,608	$1,534
Cost of revenue (a)	3,542	3,186	2,235	1,555	1,214	689	489	277

Gross profit	10,581	6,885	4,819	3,569	3,503	1,403	1,119	1,257
Operating expenses:
Sales and marketing (a)	7,673	5,587	2,945	1,649	1,433	766	397	214
Research and development (a)	2,355	2,403	1,241	896	332	175	147	75
General and administrative (a)	2,557	2,013	1,498	1,246	1,177	773	529	283
Amortization of stock-based compensation	793	792	774	270	64	16	294	92

Total operating expenses	13,378	10,795	6,458	4,061	3,006	1,730	1,367	664

Operating income (loss)	(2,797)	(3,910)	(1,639)	(492)	497	(327)	(248)	593

Other income (expense), net	748	767	23	17	45	54	1	1
Income tax expense (benefit)	(527)	(971)	(410)	(141)	210	(152)	(20)	260

Net income (loss)	$(1,522)	$(2,172)	$(1,206)	$ (334)	$ 332	$ (121)	$ (227)	$ 334

	As a Percentage of Total Revenue
	Dec. 31, 2000	Sep. 30, 2000	June 30, 2000	Mar. 31 2000	Dec. 31, 1999	Sep. 30, 1999	June 30, 1999	Mar. 31, 1999
	(unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue (a)	25.1	31.6	31.7	30.3	25.7	32.9	30.4	18.1

Gross profit	74.9	68.4	68.3	69.7	74.3	67.1	69.6	81.9
Operating expenses:
Sales and marketing (a)	54.3	55.5	41.7	32.2	30.4	36.6	24.7	14.0
Research and development (a)	16.7	23.9	17.6	17.5	7.0	8.4	9.1	4.9
General and administrative (a)	18.1	20.0	21.2	24.3	25.0	37.0	32.9	18.4
Amortization of stock-based compensation	5.6	7.9	11.0	5.3	1.4	0.8	18.3	6.0

Total operating expenses	94.7	107.2	91.6	79.3	63.7	82.7	85.0	43.3

Operating income (loss)	(19.8)	(38.8)	(23.2)	(9.6)	10.5	(15.6)	(15.4)	38.7

Other income (expense), net	5.3	7.6	0.3	0.3	1.0	2.6	0.1	0.1
Income tax expense (benefit)	(3.7)	(9.6)	(5.8)	(2.8)	4.5	(7.3)	(1.2)	16.9

Net income (loss)	(10.8)%	(21.6)%	(17.1)%	(6.5)%	7.0%	(5.8)%	(14.1)%	21.8%

(a)	Excludes amortization of stock-based compensation presented in a separate caption.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Click Commerce, Inc.:

          Under date of January 26, 2001, we reported on the consolidated balance sheets of Click Commerce, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, shareholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II. This financial statement schedule is the responsibility of Click Commerce, Inc.’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

          In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Chicago, Illinois
January 26, 2001

CLICK COMMERCE, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Beginning Balance	Bad Debt Expense	Write- Offs	Ending Balance
Year ended December 31, 2000	$54	162	(98)	$118
Year ended December 31, 1999	$21	33	—	$ 54
Year ended December 31, 1998	$21	—	—	$ 21