Form 10-Q
period 2001-03-31
CLICK COMMERCE INC
filed 2001-05-15
CIK 1107050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
Quarterly Report Under Section 13 or 15(d)
of
The Securities Exchange Act of 1934

For the Quarter Ended March 31, 2001

Commission File Number 0-30881

CLICK COMMERCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4088644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes   X          No

          On May 14, 2001, 38,504,023 shares of the registrant’s common stock were issued and outstanding.

CLICK COMMERCE, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 47,773	$ 51,318
Trade accounts receivable, net	6,783	9,276
Revenue earned on contracts in progress in excess of billings	1,093	1,534
Other current assets	2,289	1,908
Deferred income taxes	205	110

Total current assets	58,143	64,146
Property and equipment, net	2,647	1,931
Deferred income taxes	6,563	3,611
Other assets	165	68

Total assets	$ 67,518	$ 69,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 1,325	$ 2,096
Billings in excess of revenue earned on contracts in progress	718	1,027
Deferred revenue	2,184	1,531
Accrued compensation	3,067	3,949
Accrued expenses and other current liabilities	3,012	3,805
Current portion of capital lease obligations	406	298

Total current liabilities	10,712	12,706
Capital lease obligations, less current portion	893	397
Other liabilities	—	37

Total liabilities	11,605	13,140
Shareholders’ equity:
Preferred stock	—	—
Common stock	38	38
Additional paid-in capital	85,613	83,960
Accumulated other comprehensive income	39	119
Deferred compensation	(5,913)	(6,827)
Accumulated deficit	(23,864)	(20,674)

Total shareholders’ equity	55,913	56,616

Total liabilities and shareholders’ equity	$ 67,518	$ 69,756

See accompanying notes to consolidated financial statements.

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(dollars in thousands, except per share data)

(unaudited)

	Three Months ended March 31,
	2001	2000
Revenues
Product license	$ 6,406	$ —
Service	5,163	5,124

Total revenues	11,569	5,124

Cost of revenues
Product license	171	—
Service (exclusive of $13 and $4 for the three months ended March 31, 2001 and 2000, respectively, reported below as amortization of stock-based compensation)	2,952	1,555

Total cost of revenues	3,123	1,555

Gross profit	8,446	3,569
Operating expenses:
Sales and marketing (exclusive of $557 and $101 for the three months ended March 31, 2001 and 2000, respectively, reported below as amortization of stock-based compensation)	8,108	1,649
Research and development (exclusive of $6 and $23 for the three months ended March 31, 2001 and 2000, respectively, reported below as amortization of stock-based compensation)	2,603	896
General and administrative (exclusive of $39 and $142 for the three months ended March 31, 2001 and 2000, respectively, reported below as amortization of stock-based compensation)	2,810	1,246
Amortization of stock-based compensation	615	270

Total operating expenses	14,136	4,061

Operating loss	(5,690)	(492)

Interest income	778	20
Interest expense	(18)	(3)
Other expense	(100)	—

Other income, net	660	17

Loss before income taxes	(5,030)	(475)
Income tax benefit	(1,840)	(141)

Net loss	(3,190)	(334)
Accretion related to redeemable preferred stock	—	(4,114)

Net loss available to common shareholders	$ (3,190)	$ (4,448)

Basic and diluted loss per share	$ (0.08)	$ (0.20)

Weighted average shares outstanding—basic and diluted	38,357,079	22,431,995

Comprehensive loss:
Net loss	$ (3,190)	$ (334)
Foreign currency translation adjustment	(80)	—

Comprehensive loss	$ (3,270)	$ (334)

See accompanying notes to consolidated financial statements.

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(3,190)	$ (334)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	615	270
Depreciation and amortization	238	78
Provision for doubtful accounts	22	56
Deferred income taxes	(1,798)	(131)
Deferred compensation	55	—
Changes in operating assets and liabilities:
Trade accounts receivable	2,471	409
Revenue earned on contracts in progress in excess of billings	441	(1,486)
Other current assets	(381)	(696)
Accounts payable	(747)	582
Billings in excess of revenues earned on contracts in progress	(309)	(930)
Deferred revenue	653	(359)
Accrued compensation	(882)	387
Accrued expense and other current liabilities	(570)	230
Income taxes payable	—	(62)
Other assets and liabilities	(132)	(79)

Net cash used in operating activities	(3,514)	(2,065)

Cash flows from investing activities:
Purchases of property and equipment	(273)	(455)
Net maturities of short-term investments	—	2,912

Net cash provided by (used in) investing activities	(273)	2,457

Cash flows from financing activities:
Proceeds from exercise of stock options	426	4
Principal payments under capital lease obligations	(104)	(13)

Net cash provided by (used in) financing activities	322	(9)

Effect of foreign exchange rates on cash equivalents	(80)	—
Net change in cash and cash equivalents	(3,545)	383
Cash and cash equivalents at beginning of period	51,318	3,336

Cash and cash equivalents at end of period	$47,773	$3,719

Supplemental disclosures:
Property and equipment acquired under capital leases	$ 708	$ —
Interest paid	$ 18	$ 3
Income taxes paid	$ 20	$ 53

See accompanying notes to consolidated financial statements.

CLICK COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(unaudited)

1.    BASIS OF PRESENTATION

          The unaudited condensed consolidated financial statements include the accounts of Click Commerce, Inc. and its wholly owned subsidiaries (the “Company”) and reflect all adjustments (which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the Securities and Exchange Commission’s rules and regulations. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s annual report on Form 10-K and other documents that have been filed with the Securities and Exchange Commission.

          Certain prior year amounts have been reclassified to conform to 2001 presentation.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

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

          The Company recognizes product license revenue from licensing the rights to use its software. The Company generates service revenues from integrating its software, performing needs analyses for customers and through the sale of maintenance and training services. Revenue from contracts recognized under the percentage-of-completion method are presented as product revenue to the extent that the underlying milestones are related to software deliveries. To the extent that hours of input are used as the basis for percentage completed or that contract milestones relate to software customization or other professional services, revenues are presented as service revenues. Because all software license revenue was recognized using hours of input as the basis for the percentage completed, all revenue for the quarter ended March 31, 2000 is classified as service revenue.

Derivative Instruments and Hedging Activities

          Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These statements establish a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. These pronouncements require the Company to recognize derivatives on the balance sheet at fair value. In addition, changes in a derivative’s fair value are required to be recognized in earnings unless specific hedge criteria are met. Currently, the pronouncements have no impact on the Company, as the Company has not utilized derivative instruments or entered into any hedging transactions that are covered by these pronouncements.

3.    STOCK-BASED COMPENSATION

          The Company granted stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4,636 million. Such deferred compensation is amortized on a straight-line basis over the vesting period of each individual award, resulting in $306 and $270 of stock-based compensation expense for the three months ended March 31, 2001 and 2000, respectively.

          In April 2000, the Company issued a warrant to Accenture, LLP to purchase up to 818,226 shares of common stock at $12.22 per share. The warrant vests contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on April 20, 2004. The warrant contains a significant cash penalty for Accenture’s failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was measured at the date of grant in accordance with Emerging Issues Task Force Issue No. 96-18 and Statement of Financial Accounting Standards No. 123, resulting in a fair value of approximately $5,000, which was determined using the Black-Scholes option-pricing model. This amount is being amortized to expense on a straight-line basis over the vesting period of the warrant. The Company recognized amortization expense of $309 for the three months ended March 31, 2001.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          The Company is a provider of channel management software products and integration services for large, global companies with complex or specialized dealer, distributor and supplier networks. The Company’s software products and integration services enable large, global companies to effectively manage and engage in collaborative business-to-business electronic commerce throughout all levels of their product and services distribution channels.

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

          The Company recognizes product license revenue from licensing the rights to use its software. The Company generates service revenues from integrating its software, performing needs analyses for customers and through the sale of maintenance and training services. Revenue from contracts recognized under the percentage-of-completion method are presented as product revenue to the extent that the underlying milestones are related to software deliveries. To the extent that hours of input are used as the basis for percentage completed or that contract milestones relate to software customization or other professional services, revenues are presented as service revenues.

           Costs of product license revenues include production and shipping expenses, as well as costs of licensing third party software incorporated into the Company’s products. Costs of service revenues includes salaries and related expenses for professional services and technical support personnel who provide customization and installation and support services to customers, as well as an allocation of data processing and overhead costs.

          Operating expenses are classified into four general categories: sales and marketing, research and development, general and administrative and amortization of stock-based compensation. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for executive management, finance and administrative employees, legal and accounting services. Amortization of stock-based compensation represents the amortization over the related service period of the difference between the exercise price of options granted and the deemed fair market value of the underlying common stock on the date of grant, as well as amortization of the warrant issued in connection with a joint marketing agreement with Accenture, LLP.

          In April 2000, the Company issued a warrant to Accenture to purchase up to 818,226 shares of common stock at an exercise price of $12.22 per share. The warrant vests contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on April 20, 2004. The warrant contains a significant cash penalty for Accenture’s failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was determined on the date of grant in accordance with Emerging Issues Task Force Issue No. 96-18 and Statement of Financial Accounting Standards No. 123, resulting in a fair value of approximately $5.0 million, which was determined using the Black-Scholes option pricing model. For the three months ended March 31, 2001, the Company has recognized $0.3 million in amortization expense. The Company expects to recognize amortization expense of $0.9 for the remainder of 2001, $1.2 million in 2002 and 2003, respectively, and $0.4 million in 2004.

          The Company’s full-time headcount at March 31, 2001 was 324. The Company’s expansion has placed significant demands on management and operational resources. To manage this rapid growth, the Company must invest in and implement scalable operational systems, procedures and controls. The Company must also be able to recruit qualified candidates. The Company expects any future expansion to continue to challenge its ability to hire, train, manage and retain employees.

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
Results of Operations

          The following table sets forth selected financial data for the periods indicated in dollars and as a percentage of total revenue.
	Three Months Ended March 31,
	2001		2000
	in (000’s)	% of Revenue	in (000’s)	% of Revenue
Revenues
Product license	$ 6,406	55.4%	$ —	—%
Service	5,163	44.6	5,124	100.0

Total revenues	11,569	100.0	5,124	100.0
Cost of revenues
Product license	171	1.5	—	—
Service (a)	2,952	25.5	1,555	30.3

Total cost of revenues	3,123	27.0	1,555	30.3
Gross profit	8,446	73.0	3,569	69.7
Operating expenses:
Sales and marketing (a)	8,108	70.1	1,649	32.2
Research and development (a)	2,603	22.5	896	17.5
General and administrative (a)	2,810	24.3	1,246	24.3
Amortization of stock-based compensation	615	5.3	270	5.3

Total operating expenses	14,136	122.2	4,061	79.3

Operating loss	$(5,690)	(49.2)%	$ (492)	(9.6)%

(a)	Exclusive of amortization of stock-based compensation presented as a separate caption.

Comparison of the three months ended March 31, 2001, to the three months ended March 31, 2000

Revenue

          Total revenue increased by approximately $6.4 million, or 126%, to $11.6 million for the three months ended March 31, 2001 from $5.1 million for the three months ended March 31, 2000. The Company has begun to classify its product and service revenue separately. Product license revenue consists of revenue generated from licensing the rights to use the Company’s software. Service revenue consists of revenue generated from integrating the Company’s software, performing needs analyses for customers and through the sale of maintenance and training services. Because all software license revenue was recognized using hours of input as the basis for the percentage completed, all revenue for the quarter ended March 31, 2000 is classified as service revenue.

Cost of Revenue

          Total cost of revenue increased by approximately $1.6 million, or 101%, to $3.1 million for the three months ended March 31, 2001 from $1.6 million for the three months ended March 31, 2000. Cost of product revenue consisted of royalty fees for licensed third party software that is embedded in our products or incorporated in our product offerings. The increase in cost of services revenue was primarily attributable to an increase in compensation and related expenses due to an increased number of professional services personnel and an increase in third party contractor costs during the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000.

Operating Expenses

          Sales and Marketing.    Sales and marketing expenses increased by approximately $6.5 million, or 392%, to $8.1 million for the three months ended March 31, 2001 from $1.6 million for the three months ended March 31, 2000. The increase in sales and marketing expenses was primarily attributable to an increase in compensation and related expenses over the prior year quarter due to an increase in the number of sales and marketing personnel. The Company also incurred increased expenses for marketing material and events during the three months ended March 31, 2001.

          Research and Development.    Research and development expenses increased by approximately $1.7 million, or 191%, to $2.6 million for the three month period ended March 31, 2001, compared to $0.9 million for the prior year three month period. This increase was primarily attributable to an increase in third party contractor costs and an increase in compensation and related expenses due to an increase in the number of product development personnel during the three months ended March 31, 2001. To date, all software development costs have been expensed as incurred.

          General and Administrative.    General and administrative expenses increased by approximately $1.6 million, or 126%, to $2.8 million for the three months ended March 31, 2001 from $1.2 million for the three months ended March 31, 2000. This increase was primarily attributable to an increase in compensation and related expenses due to an increased number of operations, management and administrative personnel during the quarter ended March 31, 2001. The Company also incurred increased expenses related to consulting fees.

          Amortization of stock-based compensation.    The Company has recorded deferred compensation for stock options with exercise prices less than the deemed fair value of our common stock at the time of those grants. Deferred compensation is being amortized over the vesting periods of the applicable options, resulting in expense of $0.3 million during each of the three months ended March 31, 2001 and 2000, respectively. Additionally, the $5.0 million fair value of the warrant issued to Accenture, LLP in April 2000 is being amortized over the vesting period of the related warrant. Accordingly, $0.3 million of amortization expense was recognized during the three months ended March 31, 2001.

Liquidity and Capital Resources

          At March 31, 2001, the Company had $47.8 million of cash and cash equivalents, consisting primarily of proceeds from our initial public offering. Net cash used in operating activities was $3.5 million and $2.1 million for the three months ended March 31, 2001 and 2000, respectively. The $3.5 million of cash used in operating activities in the current three month period consisted primarily of a $3.2 million net loss adjusted for non-cash amortization and depreciation of $0.8 million, an increase in deferred tax assets of $1.8 million and a decrease in accrued expenses, accounts payable and accrued compensation of $2.2 million. These items were primarily offset by $2.5 million net decrease in accounts receivable during the quarter.

          Net cash used by investing activities was $0.3 million for the three months ended March 31, 2001, consisting of purchases of property and equipment. The Company’s capital expenditures consist of purchases of operating resources to manage operations, including computer software, office furniture and equipment and leasehold improvements. The Company expects that its capital expenditures will continue to increase in the future.

          Net cash provided by financing activities was approximately $0.3 million for period ended March 31, 2001. The cash provided during the current year period reflects $0.4 million of proceeds from the exercise of stock options offset by $0.1 million in capital lease principal payments.

          On March 31, 2001, the Company renewed its $3.0 million revolving credit facility. In January 2000, the Company obtained a letter of credit under this facility totaling $0.5 million to secure a new office lease. This letter of credit is renewable annually and declines by $0.1 million on the first, second, third and fourth anniversaries of the lease and then declines to $38,130 on the fifth anniversary until the lease expires in August 2005. Accordingly, the letter of credit has declined to $0.4 million.

           The Company expects some growth in our operating expenses, particularly research and development and sales and marketing expenses. We may use cash resources to fund investments in complementary businesses or technologies. The Company believes that the net proceeds from the sale of our common stock in our initial public offering, together with our existing working capital will be sufficient to meet our working capital and operating expenditure requirements for at least the next twelve months. We have no current plans to raise additional equity during the next twelve months, although such plans are subject to business and market conditions. Thereafter, we may find it necessary to obtain additional equity or debt financing, although we do not currently foresee a need for additional cash resources for long-term needs. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended:

          Statements in this Form 10-Q that are not historical facts and refer to the Company’s future prospects are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate” and other similar words and expressions. The statements are subject to risks and uncertainties and actual results may differ materially from those indicated by these forward-looking statements as a result of various factors, including but not limited to, the ability of the Company to execute on its plan to enter into strategic alliances with system integrators and business consultants, the extent of customer acceptance and utilization of the Company’s channel management solutions, the impact of competitive products and services, the Company’s ability to manage growth and to develop new and enhanced versions of its products and services, the effect of economic and business conditions, the volume and timing of customer contracts, the Company’s ability to expand overseas, changes in technology, deployment delays or errors associated with the Company’s products and the Company’s ability to protect its intellectual property rights.

Item 3.    Qualitative and Quantitative Disclosures About Market Risk

          The following discusses the Company’s exposure to market risk related to changes in foreign currency exchange rates and interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in Part I of the Company’s annual report on Form 10-K under “Risk Factors”.

Foreign Currency Exchange Rate Risk

          To date, all of the Company’s recognized revenues have been denominated in U.S. dollars and primarily from customers in the United States and the exposure to foreign currency exchange rate changes has been immaterial. The Company expects, however, that future product license and professional services revenues may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. Furthermore, to the extent the Company engages in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company’s products less competitive in international markets. Although the Company will continue to monitor its exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, there is no assurance that exchange rate fluctuations will not adversely affect financial results in the future.

Interest Rate Risk

          As of March 31, 2001, the Company had cash and cash equivalents of $47.8 million, which consist of cash and highly liquid short-term investments. Declines in interest rates over time will reduce interest income from short-term investments. Based upon the balance of cash and cash equivalents at March 31, 2001, a change in interest rates of 0.5% would cause a corresponding change in annual interest income of approximately $0.2 million.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

          There are no material legal proceedings to which the Company is a party or of which any of its property is subject.

Item 2.    Changes in Securities and Use of Proceeds

          On June 26, 2000, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-1, File No. 333-30564, relating to the initial public offering of the Company’s common stock, par value $.001 per share. As of March 31, 2001, the Company had spent approximately $4.3 million of the net proceeds for working capital and general corporate purposes. The remaining proceeds are invested in investment grade, interest bearing securities.

Item 3.    Defaults Upon Senior Securities

          Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.    Other Information

          Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

          (a) Exhibits:

None

          (b) Reports on Form 8-K

None

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICK COMMERCE , INC .

/s/ REBECCA S. MASKEY
By:
Rebecca S. Maskey
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Date: May 15, 2001