Form 10-Q
period 2001-06-30
CLICK COMMERCE INC
filed 2001-08-14
CIK 1107050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
Quarterly Report Under Section 13 or 15(d)
of
The Securities Exchange Act of 1934

For the Quarter Ended June 30, 2001

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

Yes  X         No

          On August 10, 2001, 39,288,667 shares of the registrant’s common stock were issued and outstanding.

CLICK COMMERCE, INC.

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2001	December 31, 2000
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 46,595	$ 51,318
Trade accounts receivable, net	9,636	9,276
Revenue earned on contracts in progress in excess of billings	537	1,534
Other current assets	2,015	1,908
Deferred income taxes	330	110

Total current assets	59,113	64,146
Property and equipment, net	3,778	1,931
Deferred income taxes	8,438	3,611
Other assets	122	68

Total assets	$ 71,451	$ 69,756

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 1,351	$ 2,096
Billings in excess of revenue earned on contracts in progress	409	1,027
Deferred revenue	4,337	1,531
Accrued compensation	3,416	3,949
Accrued expenses and other current liabilities	3,136	3,805
Current portion of capital lease obligations	652	298

Total current liabilities	13,301	12,706
Capital lease obligations, less current portion	1,384	397
Other liabilities	—	37

Total liabilities	14,685	13,140
Shareholders’ equity:
Preferred stock	—	—
Common stock	39	38
Additional paid-in capital	87,114	83,960
Accumulated other comprehensive income	110	119
Deferred compensation	(5,261)	(6,827)
Accumulated deficit	(25,236)	(20,674)

Total shareholders’ equity	56,766	56,616

Total liabilities and shareholders’ equity	$ 71,451	$ 69,756

See accompanying notes to condensed consolidated financial statements.

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(dollars in thousands, except per share data)

(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2001	2000	2001	2000
Revenues
Product license	$ 7,392	$ 1,711	$ 13,798	$ 1,711
Service	6,321	5,343	11,484	10,467

Total revenues	13,713	7,054	25,282	12,178

Cost of revenues
Product license	481	480	652	480
Service (exclusive of $15 and $20 for the three months ended June 30, 2001 and 2000, respectively, and $28 and $24 for the six months ended June 30, 2001 and 2000, respectively, reported below as amortization of stock-based compensation)	3,066	1,755	6,018	3,310

Total cost of revenues	3,547	2,235	6,670	3,790

Gross profit	10,166	4,819	18,612	8,388
Operating expenses:
Sales and marketing (exclusive of $442 and $647 for the three months ended June 30, 2001 and 2000, respectively, and $999 and $748 for the six months ended June 30, 2001 and 2000 respectively, reported below as amortization of stock-based compensation)	6,928	2,945	15,036	4,593
Research and development (exclusive of $4 and $1 for the three months ended June 30, 2001 and 2000, respectively, and $10 and $24 for the six months ended June 30, 2001 and 2000, respectively, reported below as amortization of stock-based compensation)	2,672	1,241	5,275	2,137
General and administrative (exclusive of $87 and $106 for the three months ended June 30, 2001 and 2000, respectively, and $126 and $249 for the six months ended June 30, 2001 and 2000 respectively, reported below as amortization of stock-based compensation)	2,534	1,498	5,344	2,744
Amortization of stock-based compensation	548	774	1,163	1,045

Total operating expenses	12,682	6,458	26,818	10,519

Operating loss	(2,516)	(1,639)	(8,206)	(2,131)

Interest income	476	32	1,255	52
Interest expense	(33)	(9)	(51)	(12)
Other expense	—	—	(100)	—

Other income, net	443	23	1,103	40

Loss before income taxes	(2,073)	(1,616)	(7,103)	(2,091)
Income tax benefit	(701)	(410)	(2,514)	(552)

Net loss	(1,372)	(1,206)	(4,562)	(1,539)
Accretion related to redeemable preferred stock	—	(3,979)	—	(8,093)

Net loss available to common shareholders	$ (1,372)	$ (5,185)	$ (4,562)	$ (9,632)

Basic and diluted loss per share	$ (0.04)	$ (0.22)	$ (0.12)	$ (0.42)

Weighted average shares outstanding—basic and diluted	38,545,031	23,337,037	38,451,574	22,884,505

Comprehensive loss:
Net loss	$ (1,372)	$ (1,206)	$ (4,562)	$ (1,539)
Foreign currency translation adjustment	71	—	(9)	—

Comprehensive loss	$ (1,301)	$ (1,206)	$ (4,571)	$ (1,539)

See accompanying notes to condensed consolidated financial statements.

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six months ended June 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(4,562)	$(1,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	1,163	1,045
Depreciation and amortization	554	183
Provision for doubtful accounts	50	72
Deferred income taxes	(2,499)	—
Deferred compensation	110	—
Gain on disposal of property and equipment	—	(13)
Changes in operating assets and liabilities:
Trade accounts receivable	(410)	(1,235)
Revenue earned on contracts in progress in excess of billings	997	(1,252)
Other current assets	(107)	(673)
Accounts payable	(718)	507
Billings in excess of revenues earned on contracts in progress	(618)	(123)
Deferred revenue	2,806	(233)
Accrued compensation	(533)	606
Accrued expenses and other current liabilities	(448)	807
Income taxes payable	—	(39)
Other assets and liabilities	(91)	(196)

Net cash used in operating activities	(4,306)	(2,083)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	259
Purchases of property and equipment	(685)	(693)
Net maturities of short-term investments	—	2,911

Net cash (used in) provided by investing activities	(685)	2,477

Cash flows from financing activities:
Proceeds from initial public offering, net	—	45,974
Proceeds from exercise of stock options	678	33
Principal payments under capital lease obligations	(401)	(54)

Net cash provided by financing activities	277	45,953

Effect of foreign exchange rates on cash equivalents	(9)	—

Net change in cash and cash equivalents	(4,723)	46,347
Cash and cash equivalents at beginning of period	51,318	3,336

Cash and cash equivalents at end of period	$46,595	$49,683

Supplemental disclosures:
Property and equipment acquired under capital leases	$ 1,742	$ 271
Interest paid	$ 51	$ 12
Income taxes paid	$ 20	$ 53

See accompanying notes to condensed consolidated financial statements.

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

          Certain prior year amounts have been reclassified to conform to the 2001 presentation.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

          Beginning in the third quarter of 2000, the Company began to license its software products independent of its integration services. For those contracts that either do not contain a services component or that have services which are not essential to the functionality of any other element of the contract, software license revenue is recognized upon shipment of the Company’s software provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. Revenue from service contracts is typically recognized as the services are performed.

          Revenue from contracts in which the Company’s services are essential to the functionality of the other elements of the contract is recognized using the percentage-of-completion method under contract accounting as services are performed or output milestones are reached, as the Company delivers, customizes and installs the software. The percentage completed is measured either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract.

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

Derivative Instruments and Hedging Activities

          Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These statements establish a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. These pronouncements require the Company to recognize derivatives on the balance sheet at fair value. In addition, changes in a derivative’s fair value are required to be recognized in earnings unless specific hedge criteria are met. Currently, the pronouncements have no impact on the Company, as the Company has not utilized derivative instruments or entered into any hedging transactions that are covered by these pronouncements.

3.    STOCK-BASED COMPENSATION

          Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4,636. Such deferred compensation is amortized on a straight-line basis over the vesting period of each individual award, resulting in $239 and $568 of stock-based compensation expense for the three months ended June 30, 2001 and 2000, respectively, and $545 and $839 for the six months ended June 30, 2001 and 2000, respectively.

          In April 2000, the Company issued a warrant to Accenture to purchase up to 818,226 shares of common stock at $12.22 per share. The warrant vests contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on April 20, 2004. The warrant contains a significant cash penalty for Accenture’s failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was measured at the date of grant in accordance with Emerging Issues Task Force Issue No. 96-18 and Statement of Financial Accounting Standards No. 123, resulting in a fair value of approximately $5,000, which was determined using the Black-Scholes option-pricing model. This amount is being amortized to expense on a straight-line basis over the vesting period of the warrant. The Company recognized amortization expense of $309 and $206 for the three months ended June 30, 2001 and 2000 respectively, and $618 and $206 for the six months ended June 30, 2001 and 2000, respectively.

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

          The Company’s revenue is derived from sales of licenses of its software, comprised of the Relationship Manager and a portfolio of e-commerce applications, as well as from needs analyses, professional services, maintenance and support. The Company’s software is generally licensed on a perpetual basis.

          Beginning in the third quarter of 2000, the Company began to license its software products independent of its integration services. For those contracts that either do not contain a services component or in which the services element is not essential to the functionality of any other element of the contract, software license revenue is recognized upon shipment of the Company’s software, provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. For contracts in which the services component meets the requirements of a separate element of a contract, revenue is recognized as the services are performed. The revenue to be recognized from multiple-element software contracts is based on the fair value of each element as determined from objective evidence that is specific to the Company. The Company records deferred revenue on software contracts for which cash has been received, but for which the requirements for revenue recognition have not been met. The Company records accounts receivable on software contracts for which the requirements for revenue recognition have been met, but for which cash has not been received.

          Revenue from contracts in which the Company’s services are essential to the functionality of the other elements of the contract is recognized using the percentage-of-completion method under contract accounting as services are performed or output milestones are reached, as the Company delivers, customizes and installs the software. The percentage completed is measured either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. For arrangements in which percentage-of-completion accounting is used, the Company records cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress. The timing and amount of cash receipts from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of billings in excess of revenues earned on contracts in progress at the end of any given period.

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

          Operating expenses are classified into four general categories: sales and marketing, research and development, general and administrative and amortization of stock-based compensation. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing programs and materials. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for executive management, finance and administrative employees, legal and accounting services. Amortization of stock-based compensation represents the amortization over the related service period of the difference between the exercise price of options granted and the deemed fair market value of the underlying common stock on the date of grant, as well as amortization of the warrant issued in connection with a joint marketing agreement with Accenture.

          In April 2000, the Company issued a warrant to Accenture to purchase up to 818,226 shares of common stock at an exercise price of $12.22 per share. The warrant vests contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on April 20, 2004. The warrant contains a significant cash penalty for Accenture’s failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was determined on the date of grant in accordance with Emerging Issues Task Force Issue No. 96-18 and Statement of Financial Accounting Standards No. 123, resulting in a fair value of approximately $5.0 million, which was determined using the Black-Scholes option pricing model. For the six months ended June 30, 2001, the Company has recognized $0.6 million in amortization expense. The Company expects to recognize amortization expense of $0.6 million for the remainder of 2001, $1.2 million in 2002 and 2003, respectively, and $0.4 million in 2004.

          The Company’s full-time headcount at June 30, 2001 was 316. The Company’s expansion has placed significant demands on management and operational resources. To manage this rapid growth, the Company must invest in and implement scalable operational systems, procedures and controls. The Company must also be able to recruit qualified candidates. The Company expects any future expansion to continue to challenge its ability to hire, train, manage and retain employees.

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

Results of Operations

          The following table sets forth selected financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2001		2000		2001		2000
	in 000’s	% of Revenue	in 000’s	% of Revenue	in 000’s	% of Revenue	in 000’s	% of Revenue
Revenues
Product license	$ 7,392	53.9%	$ 1,711	24.3%	$13,798	54.6%	$ 1,711	14.0%
Service	6,321	46.1	5,343	75.7	11,484	45.4	10,467	86.0

Total revenues	13,713	100.0	7,054	100.0	25,282	100.0	12,178	100.0
Cost of revenues
Product license	481	3.5	480	6.8	652	2.6	480	3.9
Service (a)	3,066	22.4	1,755	24.9	6,018	23.8	3,310	27.2

Total cost of revenues	3,547	25.9	2,235	31.7	6,670	26.4	3,790	31.1
Gross profit	10,166	74.1	4,819	68.3	18,612	73.6	8,388	68.9
Operating expenses:
Sales and marketing (a)	6,928	50.5	2,945	41.8	15,036	59.5	4,593	37.7
Research and development (a)	2,672	19.5	1,241	17.6	5,275	20.9	2,137	17.6
General and administrative (a)	2,534	18.5	1,498	21.2	5,344	21.1	2,744	22.5
Amortization of stock-based compensation	548	4.0	774	11.0	1,163	4.6	1,045	8.6

Total operating expenses	12,682	92.5	6,458	91.6	26,818	106.1	10,519	86.4

Operating loss	$(2,516)	(18.3)%	$(1,639)	(23.2)%	$(8,206)	(32.5)%	$(2,131)	(17.5)%

(a)	Exclusive of amortization of stock-based compensation presented as a separate caption.

Comparison of the three months ended June 30, 2001, to the three months ended June 30, 2000

Revenue

          Total revenue increased approximately $6.7 million, or 94%, to $13.7 million for the three months ended June 30, 2001 from $7.1 million for the three months ended June 30, 2000. As a result of the Company beginning to license its software independent of its integration services, revenue is presented as either (i) product license revenue consisting of licensing the rights to use the Company’s software or (ii) service revenue generated from integrating the Company’s software, performing needs analyses for customers and providing maintenance and training services. Product license revenue, comprised of revenue from separate product-only agreements and from bundled agreements accounted for under a percentage completed basis using milestones that specifically relate to product deliveries, increased by $5.7 million due to an increase in the number of new contracts. Service revenue, comprised of fees related to time and materials service contracts, maintenance, training and needs analyses, as well as bundled agreements accounted for under a percentage completed basis using hours of input or milestones that specifically relate to integration and customization services, increased by $1.0 million over the prior year quarter. This increase was a result of an increase in revenue from time and materials contracts of $3.3 million, offset by a decrease of $3.1 million from revenue recognized as service revenue under bundled contracts. The remaining increase in services revenue was primarily a result of increased maintenance services and follow-on orders from existing customers from the prior year quarter.

Cost of Revenue

          Total cost of revenue increased by approximately $1.3 million, or 59%, to $3.5 million for the three months ended June 30, 2001 from $2.2 million for the three months ended June 30, 2000. Cost of product revenue consisted of royalty fees for licensed third party software that is embedded in the Company’s products or incorporated in the Company’s product offerings. The increase in cost of services revenue was primarily attributable to an increase in compensation and related expenses due to an increased number of professional services personnel and an increase in third party contractor costs during the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000.

Operating Expenses

          Sales and Marketing.    Sales and marketing expenses increased by approximately $4.0 million, or 135%, to $6.9 million for the three months ended June 30, 2001 from $2.9 million for the three months ended June 30, 2000. The increase in sales and marketing expenses was primarily attributable to an increase in compensation and related expenses over the prior year quarter due to an increase in the number of sales and marketing personnel. The Company also incurred increased expenses for marketing material and events during the three months ended June 30, 2001.

          Research and Development.    Research and development expenses increased by approximately $1.4 million, or 115%, to $2.7 million for the three month period ended June 30, 2001, compared to $1.2 million for the prior year three month period. This increase was primarily attributable to an increase in third party contractor costs and an increase in compensation and related expenses due to an increase in the number of product development personnel during the three months ended June 30, 2001. To date, all software development costs have been expensed as incurred.

          General and Administrative.    General and administrative expenses increased by approximately $1.0 million, or 69%, to $2.5 million for the three months ended June 30, 2001 from $1.5 million for the three months ended June, 2000. This increase was primarily attributable to an increase in compensation and related expenses due to an increased number of operations, management and administrative personnel during the quarter ended June 30, 2001.

          Amortization of stock-based compensation.    The Company has recorded deferred compensation for stock options with exercise prices less than the deemed fair value of our common stock at the time of those grants. Deferred compensation is being amortized over the vesting periods of the applicable options, resulting in expense of $0.2 million and $0.6 million during the three months ended June 30, 2001 and 2000, respectively. Additionally, the $5.0 million fair value of the warrant issued to Accenture in April 2000 is being amortized over the vesting period of the related warrant. Accordingly, $0.3 million and $0.2 million of amortization expense was recognized during the three months ended June 30, 2001 and 2000, respectively.

Comparison of the six months ended June 30, 2001, to the six months ended June 30, 2000

Revenue

          Total revenue increased approximately $13.1 million, or 108%, to $25.3 million for the six months ended June 30, 2001 from $12.2 million for the six months ended June 30, 2000. Product license revenue, comprised of revenue from separate product-only agreements and from bundled agreements accounted for under a percentage completed basis using milestones that specifically relate to product deliveries, increased by $12.1 million due to an increase in the number of new contracts and an increase in average contract size. Service revenue, comprised of fees related to time and materials service contracts, maintenance, training and needs analyses, as well as bundled agreements accounted for under a percentage completed basis using hours of input or milestones that specifically relate to integration and customization services, increased by $1.0 million over the prior year. The increase in services revenue was primarily a result of increased maintenance services and follow-on orders from existing customers from the prior year, and an increase in revenue from time and materials contracts of $5.8 million, offset by a decrease of $6.4 million from revenue recognized as service revenue under bundled contracts.

Cost of Revenue

          Total cost of revenue increased by approximately $2.9 million, or 76%, to $6.7 million for the six months ended June 30, 2001 from $3.8 million for the six months ended June 30, 2000. Cost of product revenue consisted primarily of royalty fees for licensed third party software that is embedded in the Company’s products or incorporated in the Company’s product offerings. The increase in cost of services revenue was primarily attributable to an increase in compensation and related expenses due to an increased number of professional services personnel and an increase in third party contractor costs during the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

Operating Expenses

          Sales and Marketing.    Sales and marketing expenses increased by approximately $10.4 million, or 227%, to $15.0 million for the six months ended June 30, 2001 from $4.6 million for the six months ended June 30, 2000. The increase in sales and marketing expenses was primarily attributable to an increase in compensation and related expenses over the prior year quarter due to an increase in the number of sales and marketing personnel. The Company also incurred increased expenses for marketing material and events during the six months ended June 30, 2001.

          Research and Development.    Research and development expenses increased by approximately $3.1 million, or 147%, to $5.3 million for the six months ended June 30, 2001, from $2.1 million for the six months ended June 30, 2000. This increase was primarily attributable to an increase in third party contractor costs and an increase in compensation and related expenses due to an increase in the number of product development personnel during the six months ended June 30, 2001. To date, all software development costs have been expensed as incurred.

          General and Administrative.    General and administrative expenses increased by approximately $2.6 million, or 95%, to $5.3 million for the six months ended June 30, 2001 from $2.7 million for the six months ended June 30, 2000. This increase was primarily attributable to an increase in compensation and related expenses due to an increased number of operations, management and administrative personnel during the six months ended June 30, 2001.

           Amortization of stock-based compensation.    The Company has recorded deferred compensation for stock options with exercise prices less than the deemed fair value of our common stock at the time of those grants. Deferred compensation is being amortized over the vesting periods of the applicable options, resulting in expense of $0.5 million and $0.8 million during the six months ending June 30, 2001 and 2000, respectively. Additionally, the $5.0 million fair value of the warrant issued to Accenture in April 2000 is being amortized over the vesting period of the related warrant. Accordingly, $0.6 million and $0.2 million of amortization expense was recognized during the six months ended June 30, 2001 and 2000, respectively.

Liquidity and Capital Resources

          At June 30, 2001, the Company had $46.6 million of cash and cash equivalents, consisting primarily of proceeds from its initial public offering. Net cash used in operating activities was $4.3 million and $2.1 million for the six months ended June 30, 2001 and 2000, respectively. The $4.3 million of cash used in the current six month period consisted of a loss before taxes, amortization of stock-based compensation and depreciation and amortization of approximately $5.4 million and a decrease in accounts payable and accrued compensation and expenses of approximately $1.7 million, offset by an increase in deferred revenue of approximately $2.8 million.

          Net cash used by investing activities was $0.7 million for the six months ended June 30, 2001, consisting of purchases of property and equipment. The Company’s capital expenditures consist of purchases of operating resources to manage operations, including computer software, office furniture and equipment and leasehold improvements.

          Net cash provided by financing activities was approximately $0.3 million for period ended June 30, 2001. The cash provided during the current year period reflects $0.7 million of proceeds from the exercise of stock options offset by $0.4 million in capital lease principal payments.

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

Item 3.    Qualitative and Quantitative Disclosures About Market Risk

          The following discusses the Company’s exposure to market risk related to changes in foreign currency exchange rates and interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in Part I of the Company’s annual report on Form 10-K under “Risk Factors.”

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

Interest Rate Risk

          As of June 30, 2001, the Company had cash and cash equivalents of $46.6 million, which consisted of cash and highly liquid short-term investments. Declines in interest rates over time will reduce interest income from short-term investments. Based upon the balance of cash and cash equivalents at June 30, 2001, a change in interest rates of 0.5% would cause a corresponding change in annual interest income of approximately $0.2 million.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

          There are no material legal proceedings to which the Company is a party or of which any of its property is subject.

Item 2.    Changes in Securities and Use of Proceeds

          On June 26, 2000, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-1, File No. 333-30564, relating to the initial public offering of the Company’s common stock, par value $.001 per share. As of June 30, 2001 the Company had spent approximately $5.4 million of the net proceeds for working capital and general corporate purposes. The remaining proceeds are invested in investment grade, interest bearing securities.

Item 3.    Defaults Upon Senior Securities

          Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

          On May 16, 2001, the Company held its Annual Meeting of Shareholders.

          At the meeting, three Class I directors were elected to serve a three-year term that will expire at the 2004 Annual Meeting of Shareholders. The votes cast for each director were as follows:

For election of Peter N. Larson

Votes for:	22,779,237
Votes withheld:	139,330

For election of Leslie D. Shroyer

Votes for:	22,778,967
Votes withheld:	139,600

For election of Edwina D. Woodbury

Votes for:	22,778,817
Votes withheld:	139,750

          The appointment of KPMG LLP as independent auditors of the Company for the fiscal year ended December 31, 2001 was ratified at the meeting with 22,912,957 shares voting in favor, 5,275 shares voting against and 335 shares abstaining.

Item 5.    Other Information

          Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

          (a) Exhibits:

          The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Click Commerce, Inc.

10.1	Amendment No. 1 to Limited Waiver and Consent Agreement between Click Commerce, Inc. and Compaq Computer Corporation.

           (b) Reports on Form 8-K

          A report on Form 8-K dated May 4, 2001 was filed on May 8, 2001. The report includes the Company’s press release dated May 4, 2001, which announced that the Company had agreed to a partial release of the market stand off agreement entered into by the Company with Compaq Computer Corporation.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICK COMMERCE , INC .

By:	/s/ REBECCA S. MASKEY

Rebecca S. Maskey
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: August 14, 2001