Form 10-Q
period 2001-09-30
CLICK COMMERCE INC
filed 2001-11-14
CIK 1107050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
Quarterly Report Under Section 13 or 15(d)
of
The Securities Exchange Act of 1934

For the Quarter Ended September 30, 2001

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

Yes   X        No
          On November 13, 2001, 40,118,834 shares of the registrant’s common stock were issued and outstanding.

CLICK COMMERCE, INC.

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2001	December 31, 2000
	(unaudited)
A S S E T S

Current assets:
Cash and cash equivalents	$43,747	$51,318
Trade accounts receivable, net	8,781	9,276
Revenue earned on contracts in progress in excess of billings	535	1,534
Other current assets	3,183	2,018

Total current assets	56,246	64,146
Property and equipment, net	3,853	1,931
Other assets	10,435	3,679

Total assets	$70,534	$69,756

L I A B I L I T I E S A N D S H A R E H O L D E R S ’ E Q U I T Y

Current liabilities:
Accounts payable	$ 1,230	$ 2,096
Billings in excess of revenue earned on contracts in progress	497	1,027
Deferred revenue	3,748	1,531
Accrued compensation	3,143	3,949
Accrued expenses and other current liabilities	2,977	3,805
Accrued restructuring	1,407	—
Current portion of capital lease obligations	604	298

Total current liabilities	13,606	12,706
Capital lease obligations, less current portion	1,208	397
Other liabilities	123	37

Total liabilities	14,937	13,140
Shareholders’ equity:
Preferred stock	—	—
Common stock	39	38
Additional paid-in capital	86,773	83,960
Accumulated other comprehensive income	117	119
Deferred compensation	(3,767)	(6,827)
Accumulated deficit	(27,565)	(20,674)

Total shareholders’ equity	55,597	56,616

Total liabilities and shareholders’ equity	$70,534	$69,756

See accompanying notes to condensed consolidated financial statements.

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(dollars in thousands, except per share data)

(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2001	2000	2001	2000
Revenues
Product license	$ 4,911	$ 6,669	$ 18,709	$ 8,380
Service	6,105	3,402	17,589	13,869

Total revenues	11,016	10,071	36,298	22,249

Cost of revenues
Product license	272	550	924	1,030
Service (exclusive of $15 and $4 for the three months ended September 30, 2001 and 2000, respectively, and $43 and $28 for the nine months ended September 30, 2001 and 2000, respectively, reported below as amortization of stock-based compensation)	2,919	2,636	8,937	5,946

Total cost of revenues	3,191	3,186	9,861	6,976

Gross profit	7,825	6,885	26,437	15,273
Operating expenses:
Sales and marketing (exclusive of $442 and $650 for the three months ended September 30, 2001 and 2000, respectively, and $1,441 and $1,398 for the nine months ended September 30, 2001 and 2000, respectively, reported below as amortization of stock-based compensation)	5,038	5,587	20,074	10,180
Research and development (exclusive of $4 and $16 for the three months ended September 30, 2001 and 2000, respectively, and $14 and $40 for the nine months ended September 30, 2001 and 2000, respectively, reported below as amortization of stock-based compensation)	2,551	2,403	7,826	4,540
General and administrative (exclusive of $87 and $122 for the three months ended September 30, 2001 and 2000, respectively, and $213 and $371 for the nine months ended September 30, 2001 and 2000, respectively, reported below as amortization of stock-based compensation)	1,804	2,013	7,148	4,757
Amortization of stock-based compensation	548	792	1,711	1,837
Restructuring charge	1,827	—	1,827	—

Total operating expenses	11,768	10,795	38,586	21,314

Operating loss	(3,943)	(3,910)	(12,149)	(6,041)

Interest income	366	774	1,620	826
Interest expense	(28)	(20)	(79)	(32)
Other income (expense)	—	13	(100)	13

Other income, net	338	767	1,441	807

Loss before income taxes	(3,605)	(3,143)	(10,708)	(5,234)
Income tax benefit	(1,276)	(971)	(3,817)	(1,523)

Net loss	(2,329)	(2,172)	(6,891)	(3,711)
Accretion related to redeemable preferred stock	—	—	—	(8,093)

Net loss available to common shareholders	$ (2,329)	$ (2,172)	$ (6,891)	$ (11,804)

Basic and diluted loss per share	$ (0.06)	$ (0.06)	$ (0.18)	$ (0.42)

Weighted average shares outstanding—basic and diluted	39,294,563	38,162,080	38,735,658	28,069,768

Comprehensive loss:
Net loss	$ (2,329)	$ (2,172)	$ (6,891)	$ (3,711)
Foreign currency translation adjustment	7	—	(2)	—

Comprehensive loss	$ (2,322)	$ (2,172)	$ (6,893)	$ (3,711)

See accompanying notes to condensed consolidated financial statements.

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$ (6,891)	$ (3,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	1,711	1,837
Depreciation and amortization	926	315
Provision for doubtful accounts	80	(12)
Deferred income taxes	(3,747)	(1,537)
Deferred compensation	165	—
Restructuring charge	1,827	—
Gain on disposal of property and equipment	—	(13)
Changes in operating assets and liabilities:
Trade accounts receivable	415	(7,710)
Revenue earned on contracts in progress in excess of billings	999	(699)
Other current assets	(868)	(1,444)
Accounts payable	(841)	1,861
Billings in excess of revenues earned on contracts in progress	(530)	(313)
Deferred revenue	2,217	138
Accrued compensation	(806)	2,457
Accrued expenses and other current liabilities	(607)	1,776
Income taxes payable	—	(39)
Other assets and liabilities	(101)	97

Net cash used in operating activities	(6,051)	(6,997)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	259
Purchases of property and equipment	(1,211)	(868)
Net maturities of short-term investments	—	2,968
Purchase of intangible assets	(685)	—

Net cash (used in) provided by investing activities	(1,896)	2,359

Cash flows from financing activities:
Proceeds from initial public offering, net	—	52,633
Proceeds from exercise of stock options	932	113
Principal payments under capital lease obligations	(556)	(112)

Net cash provided by financing activities	376	52,634

Net change in cash and cash equivalents	(7,571)	47,996
Cash and cash equivalents at beginning of period	51,318	3,336

Cash and cash equivalents at end of period	$43,747	$51,332

Supplemental disclosures:
Property and equipment acquired under capital leases	$ 1,673	$ 604
Interest paid	$ 79	$ 24
Income taxes paid	$ 20	$ 53

See accompanying notes to condensed consolidated financial statements.

CLICK COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(unaudited)

1.    BASIS OF PRESENTATION

          The unaudited condensed consolidated financial statements include the accounts of Click Commerce, Inc. and its wholly owned subsidiaries (the ‘‘Company’’) and reflect all adjustments (which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the Securities and Exchange Commission’s rules and regulations. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s annual report on Form 10-K and other documents that have been filed with the Securities and Exchange Commission.

          Certain prior year amounts have been reclassified to conform to the 2001 presentation.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

          The Company recognizes product license revenue from licensing the rights to use its software. The Company generates service revenues from integrating its software, performing needs analyses for customers and through the sale of maintenance and training services. The Company recognizes revenue in accordance with Statement of Position (‘‘SOP’’) No. 97-2 ‘‘Software Revenue Recognition’’ as amended by SOP 98-9, ‘‘Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.’’ For those contracts that either do not contain a services component or that have services which are not essential to the functionality of any other element of the contract, software license revenue is recognized upon shipment of the Company’s software provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. Revenue from service contracts is typically recognized as the services are performed.

          Revenue from contracts in which the Company’s services are essential to the functionality of the other elements of the contract is recognized using the percentage-of-completion method under contract accounting as services are performed or output milestones are reached, as the Company delivers and integrates the software. The percentage completed is measured either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. Revenue from contracts recognized under the percentage-of-completion method are presented as product revenue to the extent that the underlying milestones are related to software deliveries. To the extent that hours of input are used as the basis for percentage completed or that contract milestones relate to software customization or other professional services, revenues are presented as service revenues.

Derivative Instruments and Hedging Activities

          Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ as amended by SFAS No. 138, ‘‘Accounting for Certain Derivative Instruments and Certain Hedging Activities.’’ These statements establish a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. These pronouncements require the Company to recognize derivatives on the balance sheet at fair value. In addition, changes in a derivative’s fair value are required to be recognized in earnings unless specific hedge criteria are met. Currently, the pronouncements have no impact on the Company, as the Company has not utilized derivative instruments or entered into any hedging transactions that are covered by these pronouncements.

3.    STOCK-BASED COMPENSATION

          Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4,636. Such deferred compensation is amortized on a straight-line basis over the vesting period of each individual award, resulting in $239 and $483 of stock-based compensation expense for the three months ended September 30, 2001 and 2000, respectively, and $784 and $1,322 for the nine months ended September 30, 2001 and 2000, respectively.

          In April 2000, the Company issued a warrant to Accenture to purchase up to 818,226 shares of common stock at $12.22 per share. The warrant vests contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on April 20, 2004. The warrant contains a significant cash penalty for Accenture’s failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was measured at the date of grant in accordance with Emerging Issues Task Force Issue No. 96-18 and Statement of Financial Accounting Standards No. 123, resulting in a fair value of approximately $5,000, which was determined using the Black-Scholes option-pricing model. This amount is being amortized to expense on a straight-line basis over the vesting period of the warrant. The Company recognized amortization expense of $309 for each of the three months ended September 30, 2001 and 2000 respectively, and $927 and $515 for the nine months ended September 30, 2001 and 2000, respectively.

4.    RESTRUCTURING

          In the quarter ended September 30, 2001, the Company determined that, given current economic conditions, it was necessary to lower its overall cost structure. As a result, the Company recorded a $1,827 restructuring charge for the quarter ended September 30, 2001. As part of the restructuring, the Company terminated approximately 17% of its workforce or approximately 50 personnel across all areas of the Company. The following are significant components of the restructuring charge:

Employee severance, benefits and related costs	$1,396
Stock-based compensation	297
Facilities related costs	55
Other	79

Total	$1,827

          The employee and related costs were attributable to personnel who were involuntarily terminated at the end of the quarter. The stock-based compensation charge was a non-cash expense incurred for accelerated vesting under contracts with certain terminated employees. Facilities related costs represent the remaining lease payments for the closing of one office.

          At September 30, 2001, the Company had a restructuring accrual of $1,530 of which $123 was long-term. Only stock-based compensation expense has been charged against the accrual at quarter end.

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

          The Company’s revenue is derived from sales of licenses of its software, comprised of the Relationship Manager and a portfolio of e-commerce applications, as well as from needs analyses, professional services, training, maintenance and support. The Company’s software is generally licensed on a perpetual basis.

          Beginning in the third quarter of 2000, the Company began to license its software products independent of its integration services. For those contracts that either do not contain a services component or in which the services element is not essential to the functionality of any other element of the contract, software license revenue is recognized upon shipment of the Company’s software, provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. For contracts in which the services component meets the requirements of a separate element of a contract, revenue is recognized as the services are performed. The revenue to be recognized from multiple-element software contracts is based on the fair value of each element. The Company records deferred revenue on software contracts for which it has billed or collected amounts, but for which the requirements for revenue recognition have not been met. The Company records accounts receivable on software contracts for which the requirements for revenue recognition have been met, but for which cash has not been received.

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

          Maintenance service is sold separately under contacts that are renewable annually and is provided only to customers who purchase maintenance. The Company recognizes maintenance service revenue ratably over the contract period, generally one year. Maintenance fees are generally billed annually in advance and are recorded as deferred revenue. As part of the sales process, the Company often performs a needs analysis for the potential customer on a fixed fee basis. Revenue from needs analyses is recognized as the work is performed. Training revenue is recognized as the services are provided.

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

          Operating expenses are classified into four general categories: sales and marketing, research and development, general and administrative and amortization of stock-based compensation. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing programs and materials. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for executive management, finance and administrative employees, legal and accounting services. Amortization of stock-based compensation represents the amortization over the related service period of the difference between the exercise price of options granted and the deemed fair market value of the underlying common stock on the date of grant, as well as amortization of the warrant issued in connection with a joint marketing agreement with Accenture. In addition to the aforementioned operating expenses, the Company also recorded a restructuring charge in the quarter ended September 30, 2001.

          In April 2000, the Company issued a warrant to Accenture to purchase up to 818,226 shares of common stock at an exercise price of $12.22 per share. The warrant vests contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on April 20, 2004. The warrant contains a significant cash penalty for Accenture’s failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was determined on the date of grant in accordance with Emerging Issues Task Force Issue No. 96-18 and Statement of Financial Accounting Standards No. 123, resulting in a fair value of approximately $5.0 million, which was determined using the Black-Scholes option pricing model. For the nine months ended September 30, 2001, the Company has recognized $0.9 million in amortization expense. The Company expects to recognize amortization expense of $0.3 million for the remainder of 2001, $1.2 million in 2002 and 2003, respectively, and $0.4 million in 2004.

          The Company’s full-time headcount at September 30, 2001 was 236.

          On June 30, 2000, the Company completed an initial public offering (‘‘IPO’’) of common stock that resulted in the issuance of 5,000,000 shares of common stock with an IPO price of $10.00 per share. In connection with the IPO, the Company offered the underwriters the option to purchase an additional 750,000 shares of common stock (‘‘underwriter’s over-allotment’’) at the offering price of $10.00 per share. This option was exercised on July 7, 2000. Proceeds to the Company from the IPO and exercise of the underwriter’s over-allotment amounted to approximately $52.0 million, net of discounts, commissions and other costs of the offering. The net proceeds are being used for working capital and general corporate purposes, including expansion in sales and marketing both domestically and in Europe, broadening of business development efforts, and continued investment in product technology.

          The Company believes that period-to-period comparisons of operating results should not be relied upon as predictive of future performance because past increases in revenue may not be sustainable. The Company’s prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new, rapidly evolving markets. The Company may not be successful in addressing such risks and difficulties. Although the Company has experienced significant percentage growth in revenues in past periods, the Company believes that prior growth rates may not be sustainable or indicative of future operating results.

Results of Operations

          The following table sets forth selected financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2001		2000		2001		2000
	in 000’s	% of Revenue	in 000’s	% of Revenue	in 000’s	% of Revenue	in 000’s	% of Revenue
Revenues
Product license	$ 4,911	44.6%	$ 6,669	66.2%	$18,709	51.5%	$8,380	37.7%
Service	6,105	55.4	3,402	33.8	17,589	48.5	13,869	62.3

Total revenues	11,016	100.0	10,071	100.0	36,298	100.0	22,249	100.0
Cost of revenues
Product license	272	2.5	550	5.5	924	2.5	1,030	4.6
Service (a)	2,919	26.5	2,636	26.1	8,937	24.6	5,946	26.7

Total cost of revenues	3,191	29.0	3,186	31.6	9,861	27.2	6,976	31.3
Gross profit	7,825	71.0	6,885	68.4	26,437	72.8	15,273	68.6
Operating expenses:
Sales and marketing (a)	5,038	45.7	5,587	55.5	20,074	55.3	10,180	45.8
Research and development (a)	2,551	23.2	2,403	23.9	7,826	21.6	4,540	20.4
General and administrative (a)	1,804	16.4	2,013	20.0	7,148	19.7	4,757	21.4
Amortization of stock-based compensation	548	5.0	792	7.9	1,711	4.7	1,837	8.3
Restructuring charge	1,827	16.6	—	—	1,827	5.0	—

Total operating expenses	11,768	106.8	10,795	107.2	38,586	106.3	21,314	95.8

Operating loss	$ (3,943)	(35.8)%	$ (3,910)	(38.8)%	$(12,149)	(33.5)%	$(6,041)	(27.2)%

(a)	Exclusive of amortization of stock-based compensation presented as a separate caption.

Comparison of the three months ended September 30, 2001, to the three months ended September 30, 2000

Revenue

          Total revenue increased approximately $0.9 million, or 9%, to $11.0 million for the three months ended September 30, 2001 from $10.1 million for the three months ended September 30, 2000. As a result of the Company beginning to license its software independent of its integration services, revenue is presented as either (i) product license revenue consisting of licensing the rights to use the Company’s software or (ii) service revenue generated from integrating the Company’s software, performing needs analyses for customers and providing maintenance and training services. Product license revenue, comprised of revenue from separate product-only agreements and from bundled agreements accounted for under a percentage completed basis using milestones that specifically relate to product deliveries, decreased by $1.8 million, or 26%, as a result of a decrease in the number of new contracts due to an economic slowdown and the significant decline in information technology spending. Service revenue, comprised of fees related to time and materials service contracts, maintenance, training and needs analyses, as well as bundled agreements accounted for under a percentage completed basis using hours of input or milestones that specifically relate to integration and customization services, increased by $2.7 million, or 79%, over the prior year quarter. This increase was primarily a result of an increase in revenue from time and materials contracts of $3.5 million and an increase of $1.6 million in maintenance revenue, offset by a decrease of $2.2 million from revenue recognized as service revenue under bundled contracts. The service revenue increase from time and materials contracts is a result of the Company selling separate time and materials contracts beginning in the third quarter of 2000. Revenue from time and materials contracts will fluctuate as revenues from the implementation of software are not necessarily recognized in the same period as the related license revenue. In any period, service revenue from time and materials contracts are dependent, among other things, on license transactions closed during the current and preceding quarters and customer decisions regarding implementations of licensed software. The increase in maintenance revenue is a result of a larger number of customers.

Cost of Revenue

          Total cost of revenue remained flat at $3.2 million for the three months ended September 30, 2001 compared with the three months ended September 30, 2000. Gross profit margins increased to 71.0% for the three months ended September 30, 2001, compared to 68.4% for the three months ended September 30, 2000. Cost of product revenue consisted of royalty fees for licensed third party software that is embedded in the Company’s products or incorporated in the Company’s product offerings.

Operating Expenses

          Sales and Marketing.    Sales and marketing expenses decreased by approximately $0.6 million, or 10%, to $5.0 million for the three months ended September 30, 2001 from $5.6 million for the three months ended September 30, 2000. In addition, sales and marketing expense as a percentage of sales also decreased to 45.7% for the quarter ended September 30, 2001, from 55.5% for the quarter ended September 30, 2000. The decrease in sales and marketing expenses was primarily attributable to the Company’s efforts to control and reduce operating expenses and to the postponement of Click Summit, the Company’s executive conference, which is scheduled to take place in the first quarter of 2002.

          Research and Development.     Research and development expenses increased by approximately $0.2 million, or 6%, to $2.6 million for the three months ended September 30, 2001, compared to $2.4 million for the prior year three month period. This increase was primarily attributable to higher third party contractor costs and employee compensation and related expenses due to an increase in the number of product development personnel during the three months ended September 30, 2001. To date, all software development costs have been expensed as incurred.

          General and Administrative.    General and administrative expenses decreased by approximately $0.2 million, or 10%, to $1.8 million for the three months ended September 30, 2001 from $2.0 million for the three months ended September, 2000. This decrease was primarily attributable to the Company’s efforts to control and reduce operating expenses.

          Amortization of stock-based compensation.    Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4.6 million. Such deferred compensation is being amortized over the vesting periods of the applicable options, resulting in expense of $0.2 million and $0.5 million during the three months ended September 30, 2001 and 2000, respectively. Additionally, the $5.0 million fair value of the warrant issued to Accenture in April 2000 is being amortized over the vesting period of the warrant. Accordingly, $0.3 million of amortization expense was recognized during each of the three months ended September 30, 2001 and 2000.

          Restructuring.    In the quarter ended September 30, 2001, the Company determined that, given current economic conditions, it was necessary to lower its overall cost structure. As a result, the Company recorded a $1.8 million restructuring charge for the quarter ended September 30, 2001. As a part of the restructuring, the Company terminated approximately 17% of its workforce or approximately 50 personnel across all areas of the Company. The restructuring charge consisted primarily of employee and related costs attributable to personnel who were involuntarily terminated at the end of the quarter. The restructuring charge also included stock-based compensation, facilities and other costs. The stock-based compensation charge was a non-cash expense incurred for accelerated vesting under contracts with certain terminated employees. Facilities related costs represent the remaining lease payments for the closing of one office.

Comparison of the nine months ended September 30, 2001, to the nine months ended September 30, 2000

Revenue

          Total revenue increased approximately $14.0 million, or 63%, to $36.3 million for the nine months ended September 30, 2001 from $22.3 million for the nine months ended September 30, 2000. Product license revenue, comprised of revenue from separate product-only agreements and from bundled agreements accounted for under a percentage completed basis using milestones that specifically relate to product deliveries, increased by $10.3 million, or 123%, due to an increase in the number of new contracts. Service revenue, comprised of fees related to time and materials service contracts, maintenance, training and needs analyses, as well as bundled agreements accounted for under a percentage completed basis using hours of input or milestones that specifically relate to integration and customization services, increased by $3.7 million, or 27%, over the prior year. The increase in services revenue was primarily a result of increased maintenance and education services and follow-on orders from existing customers from the prior year, and an increase in revenue from time and materials contracts of $9.3 million, offset by a decrease of $8.7 million from revenue recognized as service revenue under bundled contracts. The service revenue increase from time and materials contracts is a result of the Company selling separate time and materials contracts beginning in the third quarter of 2000. Revenue from time and materials contracts will fluctuate as revenues from the implementation of software are not necessarily recognized in the same period as the related license revenue. In any period, service revenue from time and materials contracts are dependent, among other things, on license transactions closed during the current and preceding quarters and customer decisions regarding implementations of licensed software.

Cost of Revenue

          Total cost of revenue increased by approximately $2.9 million, or 41%, to $9.9 million for the nine months ended September 30, 2001 from $7.0 million for the nine months ended September 30, 2000. Gross profit margins increased to 72.8% for the nine months ended September 30, 2001, compared to 68.6% for the nine months ended September 30, 2000. Cost of product revenue consisted primarily of royalty fees for licensed third party software that is embedded in the Company’s products or incorporated in the Company’s product offerings. The increase in cost of services revenue was primarily attributable to an increase in compensation and related expenses due to an increased number of professional services personnel and an increase in third party contractor costs during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

Operating Expenses

          Sales and Marketing.    Sales and marketing expenses increased by approximately $9.9 million, or 97%, to $20.1 million for the nine months ended September 30, 2001 from $10.2 million for the nine months ended September 30, 2000. The increase in sales and marketing expenses was primarily attributable to an increase in compensation and related expenses over the prior year due to an increase in the number of sales and marketing personnel. The Company also incurred increased expenses for marketing events during the nine months ended September 30, 2001.

          Research and Development.    Research and development expenses increased by approximately $3.3 million, or 72%, to $7.8 million for the nine months ended September 30, 2001, from $4.5 million for the nine months ended September 30, 2000. This increase was primarily attributable to higher third party contractor costs and employee compensation and related expenses due to an increase in the number of product development personnel during the nine months ended September 30, 2001. To date, all software development costs have been expensed as incurred.

          General and Administrative.    General and administrative expenses increased by approximately $2.4 million, or 50%, to $7.1 million for the nine months ended September 30, 2001 from $4.8 million for the nine months ended September 30, 2000. This increase was primarily attributable to an increase in compensation and related expenses due to an increased number of operations, management and administrative personnel during the nine months ended September 30, 2001.

          Amortization of stock-based compensation.    Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4.6 million. Such deferred compensation is being amortized over the vesting periods of the applicable options, resulting in expense of $0.8 million and $1.3 million during the nine months ended September 30, 2001 and 2000, respectively. Additionally, the $5.0 million fair value of the warrant issued to Accenture in April 2000 is being amortized over the vesting period of the warrant. Accordingly, $0.9 million and $0.5 million of amortization expense was recognized during the nine months ended September 30, 2001 and 2000, respectively.

          Restructuring.    In the quarter ended September 30, 2001, the Company determined that, given current economic conditions, it was necessary to lower its overall cost structure. As a result, the Company recorded a $1.8 million restructuring charge for the quarter ended September 30, 2001. As part of restructuring, the Company terminated approximately 17% of its workforce or approximately 50 personnel across all areas of the Company. The restructuring charge consisted primarily of employee and related costs attributable to personnel who were involuntarily terminated at the end of the quarter. The restructuring charge also included stock-based compensation, facilities and other costs. The stock-based compensation charge was a non-cash expense incurred for accelerated vesting under contracts with certain terminated employees. Facilities related costs represent the remaining lease payments for the closing of one office.

Liquidity and Capital Resources

          At September 30, 2001, the Company had $43.7 million of cash and cash equivalents, consisting primarily of proceeds from its initial public offering. Net cash used in operating activities was $6.0 million and $7.0 million for the nine months ended September 30, 2001 and 2000, respectively. The $6.0 million of cash used in the current nine month period consisted of a loss before taxes, amortization of stock-based compensation, depreciation and amortization and a one-time resturcturing charge totaling approximately $6.2 million and a decrease in accounts payable and accrued compensation and expenses of approximately $2.3 million, offset by an increase in deferred revenue of approximately $2.2 million.

          Net cash used by investing activities was $1.9 million for the nine months ended September 30, 2001 consisting of purchases of property and equipment and the purchase of intangible assets during the third quarter of 2001. The Company’s capital expenditures consist of purchases of operating resources to manage operations, including computer hardware and software.

          Net cash provided by financing activities was approximately $0.4 million for period ended September 30, 2001. The cash provided during the current year period reflects $0.9 million of proceeds from the exercise of stock options offset by $0.5 million in capital lease principal payments.

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

          The Company may use cash resources to fund investments in complementary businesses or technologies. The Company believes that working capital will be sufficient to meet its working capital and operating expenditure requirements for at least the next twelve months. The Company has no current plans to raise additional equity during the next twelve months, although such plans are subject to business and market conditions. Thereafter, the Company may find it necessary to obtain additional equity or debt financing, although the Company does not currently foresee a need for additional cash resources for long-term needs. In the event additional financing is required, the Company may not be able to raise it on acceptable terms or at all.

Recent Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, “Business Combinations”, and Statement No. 142, “Goodwill and Other Intangible Assets.” Statement No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. Statement No. 142 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of this statement will have a material impact on the Company.

          In June 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Such legal obligations include obligations a party is required to settle as a result of an existing or enacted law, statute, or ordinance, or written or oral contract. These associated asset retirement costs are capitalized as apart of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of this statement will have a material impact on the Company.

          In August 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While the statement supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, it retains many of the fundamental provisions of that statement. Statement No. 144 also retains the requirement to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of by sale, abandonment, or in distribution to owners of is classified as held for sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of this statement will have a material impact on the Company.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended:

          Statements in this Form 10-Q that are not historical facts and refer to the Company’s future prospects are ‘‘forward-looking statements’’ under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by words such as ‘‘expect,’’ ‘‘anticipate,’’ ‘‘intend,’’ ‘‘believe,’’ ‘‘hope,’’ ‘‘assume,’’ ‘‘estimate’’ and other similar words and expressions. The statements are subject to risks and uncertainties and actual results may differ materially from those indicated by these forward-looking statements as a result of various factors, including but not limited to, the ability of the Company to execute on its plan to enter into strategic alliances with system integrators and business consultants, the extent of customer acceptance and utilization of the Company’s channel management solutions, the impact of competitive products and services, the Company’s ability to manage growth and to develop new and enhanced versions of its products and services, the effect of economic and business conditions, the volume and timing of customer contracts, the Company’s ability to expand overseas, changes in technology, deployment delays or errors associated with the Company’s products and the Company’s ability to protect its intellectual property rights. For a discussion of these and other risk factors that could affect the Company’s business, see “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2000, which is on file with the Securities and Exchange Commission.

Item 3.    Qualitative and Quantitative Disclosures About Market Risk

          The following discusses the Company’s exposure to market risk related to changes in foreign currency exchange rates and interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in Part I of the Company’s annual report on Form 10-K under ‘‘Risk Factors.’’

Foreign Currency Exchange Rate Risk

          To date, predominately all of the Company’s recognized revenues have been denominated in U.S. dollars and primarily from customers in the United States and the exposure to foreign currency exchange rate changes has been immaterial. The Company expects, however, that future product license and professional services revenues may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. Furthermore, to the extent the

Company engages in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company’s products less competitive in international markets. Although the Company will continue to monitor its exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, there is no assurance that exchange rate fluctuations will not adversely affect financial results in the future.

Interest Rate Risk

          As of September 30, 2001, the Company had cash and cash equivalents of $43.7 million. Declines in interest rates will reduce interest income from short-term investments. Based upon the balance of cash and cash equivalents at September 30, 2001, a change in interest rates of 0.5% would cause a corresponding change in annual interest income of approximately $0.2 million.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

          There are no material legal proceedings to which the Company is a party or of which any of its property is subject.

Item 2.    Changes in Securities and Use of Proceeds

          On June 26, 2000, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-1, File No. 333-30564, relating to the initial public offering of the Company’s common stock, par value $.001 per share. As of September 30, 2001, the Company had spent approximately $8.0 million of the net proceeds for working capital and general corporate purposes. The remaining proceeds are invested in investment grade, interest bearing securities.

Item 3.    Defaults Upon Senior Securities

          Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.    Other Information

          Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

          (a)    Exhibits:

          The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description

10.1	Release and Severance Agreement between Randy A. Gray and the Company dated as of September 30, 2001

10.2	Release and Severance Agreement between Robert J. Markese and the Company dated as of September 30, 2001

10.3	Employment Agreement between William Conroy and the Company dated as of September 30, 2001

          (b)    Reports on Form 8-K

                   None.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CL	ICK COMMERCE, INC.

/S/ REBECCA S. MASKEY
By:
Rebecca S. Maskey
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Da	te: November 14, 2001