Form 10-K
period 2001-12-31
CLICK COMMERCE INC
filed 2002-03-29
CIK 1107050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this  Form 10-K.    ☐

As of March 25, 2002, there were 40,289,526 shares of the registrant’s common shares issued and outstanding. The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (17,292,496 shares) as of March 25, 2002 was $22,653,170. The aggregate market value was calculated by using the closing price of the stock as of that date on the Nasdaq National Market.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be held on May 9, 2002 are incorporated by reference in Part III of this report.

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

Overview

We provide business-to-business Channel Management software products and integration services that connect large companies with their distribution channel partners. Click Commerce software products and integration services enable manufacturers to effectively manage and engage in collaborative business-to-business interactions throughout their sell-side channels and processes. We develop, implement and support private marketplaces, which are secure systems that use the Internet to communicate with all participants in the network or chain of distribution who have a password and an Internet browser. These channel partners include:

•	distributors;

•	dealers;

•	retailers;

•	original equipment manufacturers;

•	resellers;

•	specifiers;

•	affiliates;

•	service centers and contractors;

•	channel partners’ employees; and

•	channel partners’ customers.

By providing an easy way for channel partners to communicate and transact business, our software products enable companies to strengthen and broaden their relationships with their channel partners, as well as their customers, through continuous access to information and the ability to process transactions.

Many global companies provide sales, service and after-market support for their goods and services through complex distribution channels. These channels have traditionally been limited by inefficient, labor intensive, error prone communication processes driven by mail, phone and fax. Our software products permit faster and more accurate transaction processing and communication than these traditional methods. Our software products also reduce the hidden costs of errors and delays in information delivery by reducing the need for human involvement. We believe that providing information and transacting business using software applications designed to manage channel relationships can improve the commercial relationships among a company and its distribution channel partners and provide benefits to all participants in the distribution channel by improving efficiency, financial performance, customer service and brand loyalty.

The Click Commerce solution, comprised of the Relationship Manager and fourteen business applications, automates communication and business processes across the distribution channel. The Click Commerce system is personalized to each individual user, accommodating, for example, each user’s language, time zone and currency preferences. Companies using our software products can receive and track orders, provide warranty information and provide product and pricing information to their channel partners. Our system is specifically designed to utilize the Internet and integrates with existing back-office computer systems, without requiring significant additional technology expenditures.

We currently market our products and integration services through our direct sales force and our joint marketing relationships, primarily to large, global companies that have large distribution networks. We believe our joint marketing agreements with business consultants who have expertise in our target industries and existing client contacts will help increase the market penetration and acceptance of our software products and integration services.

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

Companies have worked to develop technologies and software to overcome the problems and limitations presented by traditional forms of communication and processes to transact business. Many companies have developed internally or purchased enterprise resource planning software as a means to better manage their businesses. Enterprise resource planning software systems are used for identifying and planning a company’s resources needed to fill customer orders. These systems, however, have not traditionally been designed to communicate outside of an enterprise, and therefore do not provide real-time communication with business partners. In addition, enterprise resource planning software systems are expensive and take a long time to implement, typically anywhere from 12 to 24 months depending on the complexity of the system and the size of the company.

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

We believe the system that manufacturers, and businesses in general, require is one that allows them to conduct commerce through a communications network that integrates all aspects of the distribution channel and takes advantage of existing back-office computer systems. In addition, companies need to be able to easily exchange information and conduct transactions securely, reliably and in real-time. The commerce system must be flexible enough to meet the unique business process requirements of large, multi-national organizations with complex distribution channels and must be highly scalable and rapidly deployable.

Growth Strategy

Our objective is to create the most comprehensive business-to-business Channel Management software products that automate the business processes between large companies and their channel partners. Key elements of our strategy to achieve this objective have included:

Targeting Large Enterprises.    We believe, based on the breadth of applications we offer, we have developed the most comprehensive business-to-business software products and integration services currently available for large companies. By focusing on the complex needs of these companies, we provide them with significant competitive advantages, such as improved efficiency, financial performance, customer service and brand loyalty, through effectively managing their complex distribution networks. We specifically target divisions of these large companies. Once we have sold to a division, there are numerous opportunities to sell to other divisions within the organization. We believe that this provides us with significant leverage in our sales model.

Developing Joint Marketing and Business Development Relationships.    We believe that in order to fully take advantage of our capabilities, rapidly increase our revenues and enhance our suite of software applications, we will need to continue to seek to enter into agreements with a number of business consultants and resellers that provide for joint marketing of our products. By entering into these relationships, we intend not only to take advantage of the vertical expertise of these business associates but also to market our products and services to their client base. In addition, we have entered into agreements with technology companies to provide components for our software products and we intend to pursue additional relationships as new technologies and standards emerge to further improve our software and the rapid implementation of our system.

Providing Value-Added Services to Our Customers.    We plan to introduce new products and service offerings that will deliver additional value to our customers, extending the scope of the applications that are available to them and increasing the depth of certain applications to deliver new capabilities. It is our intent that the results of these new product development initiatives will be attractive to both new and existing customers, strengthening the business case for sales to new customers and providing a stream of revenue through additional sales to current customers. In addition, we will continue to conduct research and development on products that take advantage of new distributed computing models, where applications and data are distributed among partners and are connected using the Internet. We are working closely with Microsoft Corporation in areas including the Microsoft .NET computing initiative, which we expect will deliver new products and capabilities.

The Company continues to explore modifications to this strategy to respond to changing market and competitive conditions.

The Click Commerce Solution

We deliver Channel Management products and integration services that enable global corporations to create a competitive advantage by collaborating with their channel partners. Our software creates the infrastructure and applications that global enterprises can use to extend their organizations to any member of their partner network. Using our products, dealers, distributors, retailers, original equipment manufacturers, resellers, specifiers, affiliates, service centers and independent contractors, along with each of their respective employees and all of their customers can engage in collaborative commerce. Our software products and integration services provide our customers with the following benefits:

Improved Relationships with Channel Partners and Consumers.    Our software products help global companies build stronger relationships with their channel partners by making it easier to exchange information and transact business with each other. With our system, our customers can effectively maintain a direct relationship with even the smallest of their channel partners. In addition, our system is capable of allowing our customers and their channel partners to make a direct connection with consumers where one might not have previously existed by providing consumers with direct access to the manufacturer. This allows our customers to effectively build brand awareness and brand loyalty and potentially target consumers with ancillary sales such as parts, accessories and financing. We believe that the ease with which channel partners can securely transact business and exchange information quickly translates into a significant competitive advantage for our customers.

Improved Efficiency and Reduced Operating Cost.    The direct connection with channel partners and the automation of multiple processes afforded by our software products enables our customers to reduce personnel costs in areas such as call centers, regional offices, sales support and administration. Transaction costs are also lowered by the reduced need for manual entry of information from faxed and phoned-in purchase orders and manual processing of paper checks, invoices and shipping notices. In addition, error rates are decreased by the reduction in human involvement. The fact that our customers can communicate and transact business in real-time with their channel partners may also allow them to reduce the time it takes them to fulfill orders and to maintain lower inventories.

Improved Revenue Opportunities.    Our products and integration services can help companies increase market share by making them more accessible to channel partners, which facilitates follow-on sales. We believe that companies often lose sales to competitors not because of pricing, quality or availability, but due to the fact that it may be more convenient for the channel partner to do business with a competitor. The greater reach and broader access companies have to new and existing customers using our solution also enables them to conduct focused marketing and promotional campaigns, as well as targeted add-on sales, such as repair, maintenance and other value-added services. Because of the closer relationships through improved communications that our software enables, we believe that our customers are able to capture a larger portion of these follow-on sales.

Business-To-Business Collaboration over the Internet

Our products and integration services allow our customers to create a collaborative environment in which access to information and applications is shared by all members of distribution networks. Using our technology, it is easy for partners and customers to do business through a seamless, real-time information exchange that delivers high value to every participant.

Our software allows our customers to:

•	Leverage the extensive investments that they have made in back end systems, such as enterprise resource planning (“ERP”), supply chain management (“SCM”), and customer relationship management (“CRM”).

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

Products

Our software can be readily integrated with back office systems such as ERP systems, SCM systems and CRM systems. There are no additional technical requirements for customers and partners to work with a Click Commerce-based solution. The open architecture of the Click Commerce products supports this integration. The software uses a modular design that allows rapid configuration of solutions that meet the needs of a wide variety of customers.

Our software consists of the core platform and fourteen business applications, which manage the relationships in the partner network and deliver functionality that manage the partner life cycle, and pre-sales, sales and post-sales transactions. These components are:

Relationship Manager:    As the cornerstone of every installation, the Relationship Manager models and records all of the relevant information about partner relationships, as well as the hundreds of thousands of transactions that form the core of each of our customer’s channels. This software ensures that private e-marketplaces are tailored to conform to the needs and interests of each partner. The Relationship Manager also allows our customers’ trading partners and employees to administer and maintain content using only a Web browser and enables every member of the channel to transact real-time business, twenty-four hours a day.

B2B Integrator:    The B2B Integrator product is designed to reduce the time and effort required to create and manage integration between Click Commerce software and other software systems, either at the Click Commerce customer or at its partners.

Click Performance:    Click Performance provides a set of tools that Click Commerce customers use to analyze the performance of their channel relationships and the channel management system.

Account Manager:    Account Manager enhances customer service and increases efficiency by allowing accounts payable self-service to channel partners.

Catalog Manager:    Catalog Manager is a flexible repository for managing, associating and querying information, typically products, accessories and spare parts.

Channel Marketing Manager:    Channel Marketing Manager increases brand awareness and loyalty through personalized and targeted content.

Claims Manager:    Claims Manager increases after-market sales and service by automating the post-sales processes.

Collaboration Manager:    Collaboration Manager streamlines collaboration on product development and other projects, increasing cummunication among channel partners and fostering enhanced innovation.

Configuration Manager:    Configuration Manager increases productivity and customer satisfaction by improving order accuracy and offering self-service configuration options.

Customer Manager:    Customer Manager maximizes sales force productivity by supplying customer history, needs and trends.

Inventory Manager:    Inventory Manager maximizes multiple operations to increase profit, decrease order cycle times, and optimize scheduling.

Learning Manager:    Learning Manager stimulates sales by training channel members accurately and quickly on products and services.

Order Manager:    Order Manager enables channel members to reduce cycle times, errors and costs while opening new lines of revenue.

Proposal Manager:    Proposal Manager optimizes the selling process by influencing margins, close rates and sales decisions throughout the channel.

Service Manager:    Service Manager minimizes service costs and uncovers revenue opportunities by arming service personnel with business functionality.

Technology

We deliver our solutions through tightly integrated, high-performance technologies designed for maximum compatibility with customers’ existing systems and computing environments. Proven, scalable, fault-tolerant architecture and best-of-breed integration methods ensure that Click Commerce software works with database, ERP, wireless technology, field dispatch and financial systems, as well as hardware and software from all major vendors. The Click Commerce solution uses standard scripting languages, allowing functionality to be easily woven into complex business processes.

The Relationship Manager provides a platform for implementing complex channel management applications. It provides services to manage and model representation of a complex channel, complete with partner organizational structure, business relationships between partners, and relationships between users and the partners they interact with. It also provides a common security framework, globalization services, and a complete management portal for all applications. The Relationship Manager also provides services that allow application business logic and data access to be abstracted to simplify connections with enterprise applications and middleware products. This is critical in large multi-division companies and marketplaces where different formats, systems, and communication requirements are utilized. Finally, the Relationship Manager provides a complete personalization component that allows targeting content—including catalog information, pricing, promotions, and documentation—to different individuals and partners within the distribution network. The Relationship Manager includes a set of web services and controls to speed development and provide a simple method to interoperate with other systems.

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

Our applications provide full-featured functionality and are built using the same layered approach as the Relationship Manager. Each application consists of a display layer built using Microsoft’s ASP and .NET technologies. This allows for rapid deployment and tailoring of the product to specific client requirements. In addition, business logic drawn from years of experience in complex channels is encapsulated in components that are easily reused and integrated. Each application uses the Click Commerce Relationship Manager to understand the complex business relationships between large, global companies and their distribution channels.

Professional Services and Customer Support

We offer a variety of professional services in connection with our Channel Management software, including project consulting and implementation services, training, maintenance and customer support.

Project consulting and implementation services.    Our professional services are delivered under our Click Start Methodology developed from a collection of best practices from our experience with previous customer implementations. The Click Start Methodology utilizes several tools and templates to effectively leverage our knowledge capital, including resource and project planning, scheduling, timing and piloting the engagement. Our professional services teams are staffed with project managers and developers who are experienced in both the underlying programming language of our software as well as the customer’s system and Internet technologies surrounding our product implementations. We have also entered into agreements with outside consulting firms to implement our software, including Accenture and Cap Gemini Ernst & Young. In implementations performed by these outside firms, we may provide technical support through our professional services organization.

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

Maintenance and customer support.    We provide, depending on our customer’s needs, a dedicated extranet and voice support line which supplies our customers with access to our team of knowledgeable specialists twenty four hours a day, seven days a week. Our customer support specialists work closely with our developers so that our customers are assured of receiving the latest, most accurate product information. We offer our customers maintenance services and periodically provide them with updates to ensure that they have the most robust and up-to-date Channel Management capabilities. These maintenance services are typically offered with our software products sold.

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

Automotive	Chemical	Industrial Equipment	Discrete Manufacturing	Other
•Delphi Automotive Systems	•Equistar	•Alstom Power	•American Standard	•AstraZeneca
•Nissan Forklift	•Lubrizol	•Otis Elevator	•Emerson	•Kenwood
•PACCAR, Inc. •Volvo Truck & Bus	•Nalco •Syngenta	•Volvo Construction	•Lincoln Electric •Trane •York

Research and Development

We have made and will continue to make substantial investments in research and development through internal development, technology acquisitions and joint marketing and business development relationships. In fiscal 2001, 2000 and 1999, we spent approximately $9.7 million, $6.9 million and $0.7 million, respectively, on research and development. Our research and development staff is responsible for enhancing our existing products and services and expanding our product line and services offered. Our current product development activities focus on product enhancements to increase the robustness, functionality and ease of integration of our configurable applications and the Relationship Manager and the integration of external services and partner technology.

Sales and Marketing

We market our products and services through our direct sales force and also through our joint marketing relationships. Our sales force is assisted throughout the sales process by a team consisting of a Click Commerce business consultant and a project manager. This team oversees the project from start to finish and is responsible for ensuring that the client receives the best Channel Management solutions in the shortest period of time. To complement our direct sales efforts, we also use methods such as telemarketing, direct mail campaigns, web site marketing and speaking engagements to build market awareness of Click Commerce and our products and to generate potential customer leads. We also have successfully implemented a “viral” selling model whereby divisions of large companies become references for other divisions, as well as other companies in similar industries. In addition, our clients become references for their channel partners.

We strive to identify “qualified prospects,” who are potential customers that meet a majority of the following criteria:

•	Large enterprise;

•	Complex sales/distribution network;

•	Recognized brand name;

•	Senior management sponsorship for the commerce system; and

•	Desire for a rapid implementation of a commerce system.

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

Strategic Relationships and Alliances

To further penetrate the market for our products and integration services, we have established strategic relationships with industry-leading firms whose products and services add value to our Channel Management solutions. We work together with our partners to address the business-to-business commerce needs of customers, providing a best-of-breed solution that is mutually rewarding to all parties. Our partners fall broadly into the categories of consulting/systems integration and technology.

We have system integrator relationships with Accenture and Cap Gemini Ernst & Young and a reseller agreement with Enigma. These relationships assist us in sales lead generation and also in the implementation of our products. We have trained consultants in these organizations for the installation and integration of our products.

We have developed key technology relationships with Action Technologies, Commerce One, Framework Technologies, Microsoft, Visual Insights and Vitria Technology. These technology relationships enhance our ability to base our products on industry standards and to take advantage of current, emerging technologies.

Intellectual Property and Other Proprietary Rights

Our success and ability to compete is affected by our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely primarily on a combination of copyright, patent, trade secret and trademark laws, confidentiality and nondisclosure procedures, contractual provisions and other similar measures to protect our proprietary information. Any patents issued to us may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued within the scope of the claims we seek, if at all. Furthermore, others may develop technologies that are similar or superior to our technology or design around our patents. As part of our confidentiality procedures, we enter into nondisclosure agreements with virtually all of our employees, directors, contractors, consultants, corporate partners, customers and prospective customers. These legal protections, however, afford only limited protection for our technology. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

Despite our best efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. Policing unauthorized use of our products is difficult. While we are unable to determine the extent to which piracy of our software exists, we expect software piracy to be a persistent problem. In addition, effective protection of proprietary rights may be unavailable or limited in certain countries. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Overall, the protection of our proprietary rights may not be adequate and our competitors may independently develop similar technology.

We are not aware that our products, trademarks, copyrights or other proprietary rights infringe the proprietary rights of third parties. We have not reviewed existing patents and patent applications in order to determine whether grounds exist for an infringement claim against us. Third parties may assert infringement claims against us in the future with respect to current or future products. Further, we expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time, we hire or retain employees or consultants who have worked for independent software vendors or other companies developing products similar to those offered by us. Those prior employers may claim that our products are based on their products and that we have misappropriated their intellectual property. Any claims of that variety, with or without merit, could cause a significant diversion of management attention, result in costly and protracted litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Those royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which would have a material adverse effect on our business.

Competition

The market for our products is intensely competitive, subject to rapid technological change and is significantly affected by new product introductions and other market activities of industry participants. There are relatively few barriers to entry in the channel management market and we expect competition to persist and intensify in the future. We currently have four primary sources of competition: in-house development teams of our potential clients; large software and enterprise resource planning vendors that directly address e-commerce products and services; consultants and system integrators; and independent software vendors. In the past, when competing for customers, we have directly competed with providers of alternative products and services, including Allegis, Asera, Blue Martini, Channelwave, Comergent, e. Piphany, Entigo, Haht Commerce, Oracle,

Partnerware, SAP, and Siebel Systems. We have non-exclusive agreements with Accenture and Cap Gemini Ernst & Young, whereby each party will jointly market and promote each other’s products and services. Although we expect these agreements to reduce the amount of competition there might otherwise have been between us and Accenture or Cap Gemini Ernst & Young, we may compete with them in the future. The number and nature of competitors and the competition we will experience are likely to change substantially in the future.

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

Such competition could materially and adversely affect our ability to obtain revenues from either license or maintenance and service fees from new or existing customers on terms favorable to us, or at all. Further, competitive pressures may require us to reduce the price of our products and services. In either case, our business, operating results and financial condition would be materially and adversely affected. There can be no assurance that we will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on our business, financial condition and operating results.

Employees

As of December 31, 2001, our full-time headcount was 215. Our employees are not represented by a labor union, and we consider our relations with our employees to be good. In order to provide benefits to our employees in a cost-effective manner, we have entered into a client services agreement with Administaff Companies, Inc. under which Administaff provides us with certain personnel management services, such as payroll, medical and dental insurance and the administration of our 401(k) plan. Under the agreement, we and Administaff are intended to be co-employers of all of our employees. Co-employment is necessary for Administaff to administer payroll and sponsor and maintain benefit plans.

Risk Factors

Risks Related To Our Business

We have incurred net losses in ten of our last twelve quarters and we may experience losses in the future, which could cause the market price of our stock to decline.

We have incurred net losses in ten of our last twelve quarters. We can provide no assurance that we will achieve profitability in 2002. If we do achieve profitability in 2002, we may not sustain or increase profitability in the future. If we do not become profitable within the timeframe expected by investors, the market price of our common stock will likely decline.

The continuing economic slowdown, particularly in information technology, may adversely impact our business.

Our business has been adversely impacted by the economic slowdown, particularly the decline in information technology spending. The adverse impacts from the economic slowdown include longer sales cycles, lower average selling prices and reduced bookings and revenue. A prolonged economic slowdown could continue to adversely impact our business.

We are dependent on the success of the Relationship Manager and our suite of applications and related services for our success.

To date, substantially all of our revenues have been attributable to sales of licenses of the Relationship Manager and our suite of applications and related services, consisting of implementation, integration with a customer’s existing back-office computer systems and maintenance and support of our software products. We currently expect the Relationship Manager and our suite of applications and related services to account for a substantial portion of our future revenues. Accordingly, factors adversely affecting the pricing of or demand for the Relationship Manager and our suite of applications, such as competition or technological change, could have a material adverse effect on our business, financial condition, and operating results. Our future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the Relationship Manager and our suite of applications and of new products and services we develop. We can provide no assurance that we will be successful in upgrading and continuing to market the Relationship Manager and our suite of applications or that we will successfully develop new products and services or that any new products and services will achieve market acceptance.

Our business is subject to quarterly fluctuations in operating results which may negatively impact the price of our common stock.

Our quarterly operating results have varied significantly in the past and we expect that they will continue to vary significantly from quarter to quarter in the future. We have difficulty predicting the volume and timing of contracts, and short delays in closing contracts or implementation of products can cause our operating results to fall substantially short of anticipated levels for that quarter. This is in part due to the fact that our products have a long sales cycle which makes it difficult to predict the periods in which we will recognize revenue and may cause operating results to vary significantly. Additionally, we began selling our software products separately from our integration services during fiscal 2000. As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful and are not a good predictor of our future performance. We may not be successful in generating recurring revenue streams to offset the above effects.

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

If we are unable to complete a substantial number of sales contracts when anticipated or experience delays in the process on a project or problems with satisfying contract terms, we may have to defer or not recognize revenue, causing our quarterly results to fluctuate and fall below anticipated levels. For contracts in which revenue is recognized using a percentage-of-completion method, we may not be able to recognize all or a portion of the revenue because milestones were not achieved or the level of hours incurred fell short of expectations. If we are unable to complete one or more substantial anticipated license sales or experience problems with satisfying contract terms required for revenue recognition in a particular quarter, we may not be able to recognize revenue when anticipated. We would nonetheless recognize marketing and other expenses, causing our quarterly results to fluctuate and fall below anticipated levels. This could cause our stock price to decline.

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

We may become increasingly reliant on our relationships with system integrators, business consultants and resellers.

We have begun to sell our software products separately from our integration services. If the third parties who implement our software products for our customers do so ineffectively, our reputation and our business may be harmed.

We license certain software from third parties.

We license certain software from third parties. These third party software licenses may not continue to be available to us on acceptable terms. The loss of, or inability to maintain, any of these software licenses could result in shipment delays or reductions in revenue. This could adversely affect our business, operating results and financial condition.

We may not be able to expand overseas successfully.

In order to expand overseas, we have a sales office located in Amsterdam, Netherlands. Our plans to expand internationally are subject to risks, including:

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

Some of our existing competitors, as well as potential future competitors, have longer operating histories in markets related to ours, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than our Company. These advantages may allow them to respond more quickly and effectively to new or emerging technologies and changes in customer requirements. It may also allow them to engage in more extensive research and development, undertake farther-reaching marketing campaigns, adopt more aggressive pricing policies, implement their products and services more rapidly, and make more attractive offers to potential employees and other business associates. One or more of these companies could adopt a different business strategy for achieving profitability which could allow them to charge fees that are lower than ours, in order to attract clients. These competitors may reduce the amount of time it currently takes them to implement the products and services that compete with ours. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our current and prospective clients.

Our executive officers are critical to our business and these officers may not remain with us in the future.

Our future success largely depends upon the continued service of our executive officers. If we lose the services of one or more of our executive officers, operating results and financial condition could be harmed. In particular, Michael W. Ferro, Jr., our founder, chairman of the board of directors and chief executive officer, would be extremely difficult to replace.

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

A fundamental requirement of Internet-based, business-to-business e-commerce is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or a breach of the security features contained in our software or the algorithms used by our customers and their business partners to protect content and transactions on Internet e-commerce marketplaces or proprietary information in our customers’ and their business partners’ databases. Anyone who is able to circumvent security measures could misappropriate proprietary, confidential customer information or cause interruptions in our customers’ and their business partners’ operations. Our customers and their business partners may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches, reducing the demand for our software products and services. Further, a well-publicized compromise of security could deter businesses from using the Internet to conduct transactions that involve transmitting confidential information. The failure of the security features of our software to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results and financial condition.

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

Other Risks

We disclose pro forma financial information

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. This pro forma financial information excludes certain non-cash charges, consisting primarily of amortization of stock-based compensation, restructuring charges, accretion related to preferred stock and income tax expense or benefit. Although we believe the disclosure of pro forma information helps investors more meaningfully evaluate the results of our ongoing operations, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results disclosed in our earnings releases and investor calls.
Item 2.     Properties

Our corporate headquarters are located in leased office space in Chicago, Illinois. This lease expires on August 31, 2005. We also have leased offices in Boston, Massachusetts, Dallas, Texas, Detroit, Michigan, Del Mar, California and Amsterdam, Netherlands.

Item 3.     Legal Proceedings

On or about December 4, 2001, a putative securities class action, captioned Murphy v. Click Commerce, Inc., et at, Civil Action 01-CV-11234 was filed against us, two of our executive officers and Morgan Stanley & Co., Dain Rauscher Incorporated, Lehman Brothers, Inc., Deutsche Bank Securities, Inc., and U.S. Bancorp Piper Jaffray, Inc., the underwriters of our initial public offering, in the United States District Court for the Southern District of New York. The complaint, which has not yet been served against us, alleges violations of Section 11 of the Securities Act of 1933 (the “Securities Act”) against all defendants, a violation of Section 15 of the Securities Act against two of our executive officers and violations of Section 12(a)(2) of the Securities Act and

Section 10(b) of the Securities Exchange Act of 1934, including Rule 10b-5 promulgated thereunder, against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between June 26, 2000 and December 6, 2000. As of March 1, 2002, various plaintiffs have filed similar actions asserting virtually identical allegations against approximately 300 other companies. To date, there have been no significant developments in the litigation. We intend to defend the lawsuit vigorously.

Item 4.     Submission of Matters to a Vote of the Securities Holders

There were no matters submitted to a vote of our shareholders during the fourth quarter of the year covered by this Annual Report on Form 10-K.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Shareholder Matters

Market Information

Our common stock began trading on the Nasdaq National Market on June 27, 2000 under the symbol “CKCM”. On March 25, 2002, the last reported closing price per common share was $1.31. The following table sets forth the high and low sales prices per share of our common stock for the year ended December 31, 2001 and for the period from June 27, 2000 through December 31, 2000, as reported on the Nasdaq National Market:

2001	High	Low
First Quarter	$34.50	$7.13
Second Quarter	$20.00	$3.25
Third Quarter	$9.50	$1.40
Fourth Quarter	$4.20	$0.95

2000
Second quarter (from June 27, 2000)	$22.88	$14.00
Third quarter	$45.00	$19.00
Fourth quarter	$42.50	$14.00

Holders of Record

As of March 25, 2002, there were 93 holders of record of our common stock. The number of holders of record is not representative of the number of beneficial holders because many shares are held by depositories, brokers or other nominees.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

Sales of Unregistered Securities

In April 2000, we issued a warrant to Accenture to purchase up to 818,226 shares of our common stock at an exercise price of $12.22 per share.

Item 6.     Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, and the consolidated balance sheet data as of December 31, 2001, 2000, 1999 and 1998, are derived from our consolidated financial statements that have been audited by KPMG LLP, independent auditors. The consolidated balance sheet data as of December 31, 1997 is derived from our unaudited financial statements which, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position and results for the unaudited period presented. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

	Year ended December 31
	2001	2000	1999	1998	1997
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$43,394	$36,372	$9,952	$2,390	$1,322
Cost of revenue (a)	13,041	10,518	2,670	712	379

Gross profit	30,353	25,854	7,282	1,678	943
Operating expenses:
Sales and marketing (a)	23,171	17,853	2,810	435	174
Research and development (a)	9,652	6,895	729	149	—
General and administrative (a)	8,528	7,314	2,762	987	720
Amortization of stock-based compensation	2,124	2,630	467	187	—
Restructuring charge	1,827	—	—	—	—

Total operating expenses	45,302	34,692	6,768	1,758	894

Operating income (loss)	(14,949)	(8,838)	514	(80)	49

Other income (expense), net	1,641	1,555	101	(2)	1
Income tax expense (benefit)	3,492	(2,050)	298	(17)	29

Net income (loss)	(16,800)	(5,233)	317	(65)	19
Accretion related to redeemable preferred stock	—	(8,093)	(3,712)	—	—

Net income (loss) available to common shareholders	$(16,800)	$(13,326)	$(3,395)	$(65)	$19

Basic and diluted net income (loss) per common share	$(.43)	$(0.44)	$(0.14)	$(0.00)	$0.00

Weighted average common shares outstanding—basic and diluted	39,059,726	30,624,967	24,371,578	26,400,000	26,400,000

	As of December 31,
	2001	2000	1999	1998	1997
	(in Thousands)				(unaudited)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$40,677	$51,318	$6,304	$120	$271
Working capital (deficit)	40,510	51,440	5,019	(154)	(75)
Total assets	54,694	69,756	9,934	1,077	400
Capital lease obligations, less current portion	727	397	84	2	15
Convertible participating preferred stock	—	—	14,312	—	—
Total shareholders’ equity (deficit)	44,438	56,616	(8,586)	55	6

(a)	Excludes amortization of stock-based compensation presented in a separate caption, as described in the Company’s consolidated financial statements.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with “Selected Financial Data” and the consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks, uncertainties and assumptions. These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate” and other similar words and expressions. The statements are subject to risks and uncertainties and actual results may differ materially from those indicated by these forward-looking statements as a result of various factors, including but not limited to, the ability of Click Commerce to execute on its plan to enter into strategic alliances with system integrators and business consultants, the extent of customer acceptance and utilization of channel management products and services, the impact of competitive products and services, the ability of Click Commerce to manage growth and to develop new and enhanced versions of its products and services, the effect of economic and business conditions, the volume and timing of customer contracts, the ability of Click Commerce to expand overseas, changes in technology, deployment delays or errors associated with Click Commerce’s products and the ability to protect Click Commerce’s intellectual property rights. For a discussion of these and other risk factors that could affect Click Commerce’s business, see “Risk Factors” and “Quantitative and Quantitative Disclosures About Market Risk” set forth in this report.

Overview

Click Commerce, Inc. (the “Company”) is a provider of Channel Management software products and integration services that connect large, global companies with their distribution channel partners. The Company’s software products and integration services enable large companies to effectively manage and engage in collaborative business-to-business electronic commerce throughout all levels of their sell-side channels and processes. The Company develops, implements and supports private marketplaces which are secure systems that use the Internet to communicate between companies with all participants in the network or chain of distribution who have a password and an Internet browser.

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

The Company’s revenue is derived from sales of licenses of its software, comprised of the Relationship Manager and a portfolio of applications, as well as from needs analyses, professional services, training, maintenance and support. The Company’s software is generally licensed on a perpetual basis.

Cost of product license revenues include production and shipping expenses which are expensed as incurred, as well as costs of licensing third party software incorporated into the Company’s products. These third party license costs are expensed as the products are delivered. Cost of service revenues include salaries and related expenses for professional services and technical support personnel who provide customization and installation services to customers, as well as an allocation of data processing and overhead costs which are expensed as incurred.

Operating expenses are classified into four general categories: sales and marketing, research and development, general and administrative and amortization of stock-based compensation. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for executive management, finance and administrative employees, legal and accounting services. Amortization of stock-based compensation represents the amortization over the related service period of the difference between the exercise price of options granted and the deemed fair market value of the underlying common stock on the date of grant, as well as amortization of the warrant issued in connection with a joint marketing agreement with Accenture. In addition to the aforementioned operating expenses, the Company also recorded a restructuring charge of $1.8 million in the quarter ended September 30, 2001.

In April 2000, the Company issued a warrant to Accenture LTD (“Accenture”) to purchase up to 818,226 shares of common stock at an exercise price of $12.22 per share. The warrant vests contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on April 20, 2004. The warrant contains a significant cash penalty for Accenture’s failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was determined on the date of grant in accordance with Emerging Issues Task Force Issue No. 96-18 and Statement of Financial Accounting Standards No. 123 to be approximately $5.0 million, which was determined using the Black-Scholes option pricing model. This amount is included in additional paid-in capital and is being amortized to expense over the vesting period of the warrants. For the year ended December 31, 2001, the Company has recognized $1.2 million in amortization expense. The Company expects to recognize future amortization expense of $1.2 million in 2002 and 2003, respectively, and $0.4 million in 2004.

On June 30, 2000, the Company completed an initial public offering (“IPO”) of common stock that resulted in the issuance of 5,000,000 shares of common stock with an IPO price of $10.00 per share. In connection with the IPO, the Company offered the underwriters the option to purchase an additional 750,000 shares of common stock (“underwriter’s over-allotment”) at the offering price of $10.00 per share. This option was exercised on July 7, 2000. Proceeds to the Company from the IPO and exercise of the underwriter’s over-allotment amounted to approximately $52.0 million, net of discounts, commissions and other costs of the offering. The net proceeds are being used for working capital and general corporate purposes and continued investment in product technology.

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

Significant Accounting Policies

The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, the Company makes certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include the following:

Revenue Recognition

The Company's revenue is derived from sales of licenses of its software, comprising the Relationship Manager and a portfolio of applications, as well as from needs analyses, professional services, training, maintenance and support. The Company's software is generally licensed on a perpetual basis.

Beginning in the third quarter of 2000, the Company began to license its software products independent of its integration services. For those contracts that either do not contain a services component or in which the services element is not essential to the functionality of any other element of the contract, software license revenue is recognized upon shipment of the Company's software, provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. For contracts in which the services component meets the requirements of a separate element of a contract, revenue is recognized as the services are performed. The revenue to be recognized from multiple-element software contracts is based on the fair value of each element. If company specific objective evidence of fair value does not exist for one or more of the delivered elements, but we have such evidence for all of the undelivered elements, we apply the residual method of accounting and defer only that revenue related to the undelivered elements. If there are any discounts negotiated in the contract, the discount is attributed entirely to the delivered elements. The Company records deferred revenue on software contracts for which it has billed or collected amounts, but for which the requirements for revenue recognition have not been met.

Revenue from contracts in which the Company's services are essential to the functionality of the other elements of the contract is recognized using the percentage-of-completion method under contract accounting as services are performed or output milestones are reached, as the Company delivers, customizes and installs the software. The percentage completed is measured either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. When output milestones are used, those milestone are typically determined from the structure of the contract in three milestones: delivery of the software, completion of the initial implementation and acceptance of the project by the customer. For arrangements in which percentage-of-completion accounting is used, the Company records cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress. The timing and amount of cash receipts from customers can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of billings in excess of revenues earned on contracts in progress at the end of any given period.

Revenue from contracts recognized under the percentage-of-completion method is presented as product revenue to the extent that the underlying milestones are related to software deliveries. To the extent that hours of input are used as the basis for percentage completed or that contract milestones relate to software customization or other professional services, revenues are presented as service revenues.

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

Accounts Receivable

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that are identified. While such credit losses have historically been insignificant and within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have been incurred in the past.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In assessing the realizablility of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although future taxable income of the Company may be sufficient to utilize a substantial amount of the benefits of the Company’s net operating loss carryforwards and to realize its deferred tax assets, a valuation allowance was recorded in 2001 to completely offset the carrying value of the Company’s deferred tax assets as management concluded that the realization of its deferred tax assets does not meet the “more likely than not” criteria under Statement of Financial Accounting Standards (“SFAS”) No. 109.

Results of Operations

The following table sets forth selected financial data for the years indicated in dollars and as a percentage of total revenue.

	2001		2000		1999
	in 000’s	% of Revenue	in 000’s	% of Revenue	in 000’s	% of Revenue
Revenue
Product license	$20,200	46.6%	$17,094	47.0%	$—	—%
Service	23,194	53.4	19,278	53.0	9,952	100.0

Total revenues	43,394	100.0	36,372	100.0	9,952	100.0
Cost of revenues (a)
Product license	1,505	3.5	1,314	3.6	—	—
Service	11,536	26.6	9,204	25.3	2,670	26.8

Total cost of revenues	13,041	30.1	10,518	28.9	2,670	26.8
Gross profit	30,353	69.9	25,854	71.1	7,282	73.2
Operating expenses:
Sales and marketing (a)	23,171	53.4	17,853	49.1	2,810	28.2
Research and development (a)	9,652	22.2	6,895	19.0	729	7.3
General and administrative (a)	8,528	19.7	7,314	20.1	2,762	27.8
Amortization of stock-based compensation	2,124	4.9	2,630	7.2	467	4.7
Restructuring charge	1,827	4.2	—	—	—	—

Total operating expenses	45,302	104.4	34,692	95.4	6,768	68.0

Operating income (loss)	$(14,949)	(34.4)%	$(8,838)	(24.3)%	$514	5.2%

(a)	Excludes amortization of stock-based compensation reported in a separate caption, as described in the Company’s consolidated financial statements.

Comparison of the year ended December 31, 2001 to the year ended December 31, 2000

Revenue

Total revenue increased approximately $7.0 million, or 19.3%, to $43.4 million for the year ended December 31, 2001 from $36.4 million for the year ended December 31, 2000. Product license revenue in 2001 increased by $3.1 million, or 18.2%, due to an increase in the number of new contracts. Product license revenue consists of revenue from separate product-only agreements and from multi-element agreements accounted for under a percentage completed basis using product-related milestones. Service revenue, comprised of fees related to time and materials service contracts, maintenance, training and needs analyses, as well as multi-element agreements accounted for under a percentage completed basis using hours of input or milestones that specifically relate to integration and customization services, increased by $3.9 million, or 20.3%, over the prior year. The $3.9 million increase in service revenue was primarily attributable to a $4.9 million increase in maintenance fees over the prior year. Maintenance revenues increased as the Company began to recognize a full year of maintenance in 2001 for contracts signed throughout 2000, in addition to maintenance earned on contracts signed during 2001. Service revenue from time and materials contracts increased $11.2 million in 2001 as a result of the Company selling separate time and materials contracts, which began in the third quarter of 2000. The increase in revenue from time and materials contracts was offset by a $12.1 million decrease in revenue from multi-element agreements. In any period, service revenue from time and materials contracts are dependent, among other things, on license transactions closed during the current and preceding quarters and customer decisions regarding implementations of licensed software.

Cost of Revenue

Total cost of revenue increased by approximately $2.5 million, or 24.0%, to $13.0 million for the year ended December 31, 2001 from $10.5 million for the year ended December 31, 2000. Gross profit margins decreased to 69.9% for the year ended December 31, 2001, compared to 71.1% for the year ended December 31, 2000. Cost of product revenue consisted primarily of royalty fees for licensed third party software that is embedded in the Company’s products or incorporated in the Company’s product offerings. The increase in cost of services revenue was primarily attributable to an increase in compensation and related expenses due to an increase in the average number of professional services personnel throughout 2001 compared to 2000, and an increase in third party contractor costs during the year ended December 31, 2001 compared to the year ended December 31, 2000.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses increased by approximately $5.3 million, or 29.8%, to $23.2 million for the year ended December 31, 2001 from $17.9 million for the year ended December 31, 2000. The increase in sales and marketing expense is primarily attributable to an increase in compensation and related expenses due to an increase in the number of sales and marketing employees during 2001. The Company also incurred increased expenses for marketing material and events during the year ended December 31, 2001.

Research and Development.    Research and development expenses increased by approximately $2.8 million, or 40.0%, to $9.7 million for the year ended December 31, 2001 compared to $6.9 million for the prior year. This increase is primarily attributable to an increase in third party contractor costs and an increase in compensation and related expenses due to an increase in the number of product development personnel during 2001. To date, all software development costs have been expensed as incurred.

General and Administrative.    General and administrative expenses increased by approximately $1.2 million, or 16.6%, to $8.5 million for the year ended December 31, 2001 from $7.3 million for the year ended December 31, 2000. This increase is primarily attributable to an increase in compensation and related expenses due to an increased number of operations, management and administrative personnel during 2001.

Amortization of stock-based compensation.    Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4.6 million. Such deferred compensation is being amortized over the vesting periods of the applicable options, resulting in expense of $0.9 million and $1.8 million during the year ended December 31, 2001 and 2000, respectively. Additionally, the $5.0 million fair value of the warrant issued to Accenture in April 2000 is being amortized over the vesting period of the warrant. Accordingly, $1.2 million and $0.8 million of amortization expense was recognized during the year ended December 31, 2001 and 2000, respectively.

Restructuring.    In the quarter ended September 30, 2001, the Company determined that, given current economic conditions, it was necessary to lower its overall cost structure. The Company had been experiencing longer sales cycles, delayed purchasing decisions and higher executive level review of all capital projects, particularly for technology and e-commerce projects. These factors, along with the effects of September 11, 2001, caused the Company to re-evaluate its near term growth opportunities and align its cost structure accordingly. As a result, the Company developed a restructuring plan to reduce the Company’s cost structure, which resulted in the Company recording a $1.8 million restructuring charge. As part of restructuring, the Company terminated approximately 17% of its workforce or approximately 50 personnel across all areas of the Company. The restructuring charge consisted primarily of employee and related costs attributable to personnel who were involuntarily terminated at the end of the quarter. The restructuring charge also included stock-based compensation, facilities and other costs. The stock-based compensation charge was a non-cash expense incurred for accelerated vesting under contracts with certain terminated employees. Facilities related costs represent the remaining lease payments for the closing of one office. At December 31, 2001, approximately $1.0 million in restructuring costs remained to be paid. The Company estimates the annual cost savings from the restructuring to be approximately $4.5 million.

Income tax expense.    The Company incurred income tax expense of $3.5 million for the year ended December 31, 2001, compared to an income tax benefit of $2.1 million for the year ended December 31, 2000. The income tax expense recorded in 2001 is a result of the Company recording a full valuation allowance against its deferred tax assets in the year ended December 31, 2001. Although future taxable income of the Company may be sufficient to utilize a substantial amount of the Company’s net operating loss carryforwards and to realize its deferred tax assets, in 2001 management concluded that the realization of the Company’s deferred tax assets did not meet the ‘‘more likely than not’’ criteria under SFAS No. 109.

Comparison of year ended December 31, 2000 to year ended December 31, 1999

Revenue

Total revenue increased by approximately $26.4 million, or 265%, to $36.4 million for the year ended December 31, 2000 from $10.0 million for the year ended December 31, 1999. The revenue increase was primarily attributable to an increase in license fees due to an increase in the number of new customers and an increase in average contract size during the year ended December 31, 2000. Revenue from needs analyses, maintenance services and follow-on orders from existing customers also increased over the prior year.

Cost of Revenue

Cost of revenue increased by approximately $7.8 million, or 294%, to $10.5 million for the year ended December 31, 2000 from $2.7 million for the year ended December 31, 1999. Gross profit margins decreased to 71.1% for the year ended December 31, 2000, compared to 73.2% for the year ended December 31, 1999. This increase in cost of revenue was primarily attributable to an increase in compensation and related expenses due to an increase in the number of professional services personnel during 2000. Third party contractor costs and royalty fees for licensed third party software that is either embedded in our products or incorporated into our product offerings also increased during the year ended December 31, 2000.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses increased by approximately $15.0 million, or 535%, to $17.8 million for the year ended December 31, 2000 from $2.8 million for the year ended December 31, 1999. The increase in sales and marketing expense was primarily attributable to an increase in compensation and related expenses due to an increase in the number of sales and marketing employees during 2000. The Company also incurred increased expenses for marketing material and events during the year ended December 31, 2000.

Research and Development.    Research and development expenses increased by approximately $6.2 million, or 846%, to $6.9 million for the year ended December 31, 2000 compared to $0.7 million for the prior year. This increase was primarily attributable to an increase in third party contractor costs and an increase in compensation and related expenses due to an increase in the number of product development personnel during 2000. These increases in cost were related to an upgrade of the Relationship Manager, an increase in product offerings and efforts primarily related to increasing the robustness, functionality and ease of integration of our product offerings. A portion of product development costs for the year ended December 31, 1999 were directly related to customer contracts and classified as cost of revenue. All software development costs in 2000 and 1999 were expensed as incurred.

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

Amortization of Stock-Based Compensation.    The Company has recorded deferred compensation for certain stock options granted prior to the Company’s IPO with exercise prices less than the deemed fair value of the Company’s common stock at the time of those grants. Deferred compensation is being amortized over the vesting periods of the applicable options, resulting in amortization of stock-based compensation expense of $1.8 million and $0.5 million during the years ended December 31, 2000 and 1999, respectively.

Additionally, the $5.0 million fair value of the warrant issued to Accenture in April 2000 is being amortized over the vesting period of the warrant. Accordingly, $0.8 million of amortization of stock-based compensation expense was recognized during the year ended December 31, 2000.

Liquidity and Capital Resources

At December 31, 2001, the Company had $40.7 million of cash and cash equivalents, consisting primarily of proceeds from its initial public offering. Net cash used in operating activities was $9.2 million for the year ended December 31, 2001 compared to net cash used in operating activities of $6.1 million in 2000 and $2.1 million of net cash provided by operating activities in 1999. The $9.2 million of cash used in operating activities during 2001 consists primarily of the Company’s net loss of $16.8 million adjusted for $2.1 million in amortization of stock-based compensation, $1.3 million of depreciation and amortization, $3.6 million reduction in deferred tax assets and $0.3 million in other non-cash charges.

Net cash used in investing activities was $2.4 million for the year ended December 31, 2001, consisting of purchases of property and equipment and the purchase of other assets during 2001. The company’s capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software. During the year ended December 31, 2000, net cash provided by investing activities was $2.0 million reflecting the maturity of a $3.0 million short-term investment during the year, partially offset by net purchases and sales of property and equipment of $0.9 million. During the year ended December 31, 1999, the Company used $3.4 million in investing activities for purchasing short-term investments and property and equipment.

Net cash provided by financing activities was approximately $0.9 million for the year ended December 31, 2001. The cash provided during the current year period reflects $1.7 million of proceeds from the exercise of stock options offset by $0.8 million in capital lease principal payments. Net cash provided by financing activities was approximately $52.0 million and $4.6 million for years ended December 31, 2000 and 1999, respectively. Cash provided by financing activities during 2000 reflects net proceeds of $52.0 million received from the Company’s IPO and the exercise of the underwriter’s over-allotment option, after discounts, commissions and related expenses. Cash provided by financing activities during 1999 reflects the issuance of $10.6 million of redeemable convertible participating preferred stock, offset by a common stock redemption of $6.0 million.

On March 31, 2001, the Company renewed its $3.0 million revolving credit facility. The Company plans to renew its revolving credit facility upon expiration of the current facility on March 31, 2002. In January 2000, the Company obtained a letter of credit under this facility totaling $0.5 million to secure a new office lease. This letter of credit is renewable annually and declines by $0.1 million on the first, second, third and fourth anniversaries of the lease and then declines to $38,130 on the fifth anniversary until the lease expires in August 2005. Accordingly, the letter of credit has declined to $0.3 million.

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

Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.” Statement No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. Statement No. 142 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Such legal obligations include obligations a party is required to settle as a result of an existing or enacted law, statute, or ordinance, or written or oral contract. These associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While the statement supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, it retains many of the fundamental provisions of that statement. Statement No. 144 also retains the requirement to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of by sale, abandonment, or in distribution to owners and is classified as held for sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

In January 2002, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 01-14 addressing income statement characterization of reimbursements received for “out-of-pocket” expenses incurred. This EITF requires entities to characterize the reimbursement of out-of-pocket expenses from their customers as revenue, rather than as a reduction of the related expense in the income statement in certain circumstances. Comparative financial statements for prior periods must conform to this presentation. The Company currently records rebilled out-of-pocket expenses as an offset to the related expense. This EITF is effective for fiscal years beginning after December 15, 2001. Although this EITF will result in a change in income statement presentation, it will not impact the Company’s earnings or earnings per share.

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

Interest Rate Risk

As of December 31, 2001, the Company had cash and cash equivalents of $40.7 million. Declines in interest rates will reduce interest income from short-term investments. Based upon the balance of cash and cash equivalents at December 31, 2001, a change in interest rates of 0.5% would cause a corresponding change in annual interest income of approximately $0.2 million.

Item 8.     Consolidated Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the material in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission no later than April 9, 2002.

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

Included herein at pages F-1 through F-20.

2.  Financial Statement Schedules

The following auditors’ report and financial statement schedule are included herein at pages F-19 through F-20

Independent Auditors’ Report on Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

3.  Exhibits

Exhibit Number		Description of Exhibit

3.1	*	Restated Certificate of Incorporation

3.2	***	Amended and Restated Bylaws

4.1	**	Specimen Common Stock certificate

4.2	**	Amended and Restated Stockholders and Rights Agreement

10.1	**	Amended and Restated Click Commerce, Inc. Stock Option and Stock Award Plan

10.2	**	Click Commerce, Inc. Directors’ Stock Option and Stock Award Plan

10.3	**	Amended and Restated Employment Agreement with Michael W. Ferro, Jr

10.4	**	Form of Indemnification Agreement entered into between Click Commerce, Inc. and its directors and executive officers

10.5	**	Promissory Note, dated March 31, 2000, between Click Commerce, Inc. and American National Bank and Trust Company of Chicago

10.6	**	Loan and Security Agreement, dated March 31, 2000, between Click Commerce, Inc. and American National Bank and Trust Company of Chicago

10.7	**	Strategic Alliance Agreement with Andersen Consulting, LLP

10.8	**	Warrant dated April 20, 2000 issued to Andersen Consulting, LLP

10.9	**	Option Agreement with Leslie D. Shroyer

10.10	**	Employment Letter for Rebecca S. Maskey

10.11	***	Amendment No. 1 to Limited Waiver and Consent Agreement between Click Commerce, Inc. and Compaq Computer Corporation

10.12	****	Release and severance Agreement between Randy A. Gray and Click Commerce, Inc. dated as of September 30, 2001

10.13	****	Release and Severance Agreement between Robert J. Markese and Click Commerce, Inc. dated as of September 30, 2001

10.14	****	Employment Agreement between William Conroy and Click Commerce, Inc. dated as of September 30, 2001

10.15		Employment Letter Agreement between Jon Niess and Click Commerce, Inc. dated October 24, 2001

16.1	**	Change in Certifying Accountamts

21.1		Subsidiaries of the Registrant

23.1		Consent of KPMG LLP

*	Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-54432.
**	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-30564.
***	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001
****Incorporated	by reference to the Company’s Form 10-Q for the quarter ended September 30, 2001.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2002.

CLICK COMMERCE, INC .

By:	/S/ REBECCA S. MASKEY
Rebecca S. Maskey
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL W. FERRO, JR Michael W. Ferro, Jr.	Chief Executive Officer and Chairman of the Board of Directors	March 29, 2002

/S/ WILLIAM M. CONROY William M. Conroy	Director, President and Chief Operating Officer	March 29, 2002

/S/ DR. MICHAEL HAMMER Dr. Michael Hammer	Director	March 29, 2002

Gregg G. Hartemayer	Director

/S/ EMMANUEL A. KAMPOURIS Emmanuel A. Kampouris	Director	March 29, 2002

/S/ PETER N. LARSON Peter N. Larson	Director	March 29, 2002

Andrew J. McKenna	Director

/S/ JERRY MURDOCK Jerry Murdock	Director	March 29, 2002

/S/ JOHN F. SANDNER John F. Sandner	Director	March 29, 2002

/S/ LESLIE D. SHROYER Leslie D. Shroyer	Director	March 29, 2002

/S/ EDWINA D. WOODBURY Edwina D. Woodbury	Director	March 29, 2002

CLICK COMMERCE, INC.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Click Commerce, Inc.:

We have audited the accompanying consolidated balance sheets of Click Commerce, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Click Commerce, Inc. as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.
/S/ KPMG LLP

Chicago, Illinois
January 29, 2002

CLICK COMMERCE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$40,677	$51,318
Trade accounts receivable, less allowance for doubtful accounts of $136 and $118 at December 31, 2001 and 2000, respectively	6,670	9,276
Revenue earned on contracts in progress in excess of billings	—	1,534
Income taxes receivable	158	—
Other current assets	2,534	1,908
Deferred income taxes	—	110

Total current assets	50,039	64,146
Property and equipment, net	3,934	1,931
Deferred income taxes	—	3,611
Other assets	721	68

Total assets	$54,694	$69,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,096	$2,096
Billings in excess of revenues earned on contracts in progress	443	1,027
Deferred revenue	2,265	1,531
Accrued compensation	1,686	3,949
Accrued expenses and other current liabilities	2,274	3,805
Restructuring accrual	950	—
Current portion of capital lease obligations	815	298

Total current liabilities	9,529	12,706
Capital lease obligations, less current portion	727	397
Other liabilities	—	37

Total liabilities	10,256	13,140
Shareholders’ equity: Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 40,241,526 and 38,235,917 shares issued and outstanding at December 31, 2001 and 2000, respectively	40	38
Additional paid-in capital	85,081	83,960
Accumulated other comprehensive income	125	119
Deferred compensation	(3,334)	(6,827)
Accumulated deficit	(37,474)	(20,674)

Total shareholders’ equity	44,438	56,616

Total liabilities and shareholders’ equity	$54,694	$69,756

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

	Year ended December 31,
	2001	2000	1999
Revenues
Product license	$20,200	$17,094	$—
Service	23,194	19,278	9,952

Total revenues	43,394	36,372	9,952
Cost of revenues
Product license	1,505	1,314	—
Service (exclusive of $57, $33, and $1 for 2001, 2000, and 1999, respectively, reported below as amortization of stock-based compensation)	11,536	9,204	2,670

Total cost of revenues	13,041	10,518	2,670

Gross profit	30,353	25,854	7,282
Operating expenses:
Sales and marketing (exclusive of $1,811, $2,150 and $29 for 2001, 2000, and 1999, respectively, reported below as amortization of stock-based compensation)	23,171	17,853	2,810
Research and development (exclusive of $18, $55 and $410 for 2001, 2000, and 1999, respectively, reported below as amortization of stock-based compensation)	9,652	6,895	729
General and administrative (exclusive of $238, $392 and $27 for 2001, 2000 and 1999, respectively, reported below as amortization of stock-based compensation)	8,528	7,314	2,762
Amortization of stock-based compensation	2,124	2,630	467
Restructuring charge	1,827	—	—

Total operating expenses	45,302	34,692	6,768

Operating income (loss)	(14,949)	(8,838)	514

Interest income	1,844	1,586	114
Interest expense	(103)	(44)	(7)
Other income (expense), net	(100)	13	(6)

Other income	1,641	1,555	101

Income (loss) before income taxes	(13,308)	(7,283)	615
Income tax expense (benefit)	3,492	(2,050)	298

Net income (loss)	(16,800)	(5,233)	317
Accretion related to redeemable preferred stock	—	(8,093)	(3,712)

Net loss available to common shareholders	$(16,800)	$(13,326)	$(3,395)

Basic and diluted loss per common share	$(0.43)	$(0.44)	$(0.14)

Weighted average common shares outstanding—basic and diluted	39,059,726	30,624,967	24,371,578

Comprehensive income (loss):
Net income (loss)	$(16,800)	$(5,233)	$317
Foreign currency translation adjustment	6	119	—

Comprehensive income (loss)	$(16,794)	$(5,114)	$317

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Deferred compensation	Accumulated deficit
	Shares	Amount					Total
Balance at December 31, 1998	26,400,000	$26	$624	$—	$(509)	$(85)	$56
Deferred compensation from stock option grants	—	—	1,325	—	(1,325)	—	—
Amortization of deferred stock compensation, net of income tax effect of $157	—	—	(157)	—	467	—	310
Deferred compensation related to cancelled options	—	—	(107)	—	107	—	—
Issuance of common stock upon exercise of stock options, including related tax benefit	986,684	1	442	—	—	—	443
Redemption of common stock	(5,217,392)	(5)	(2,127)	—	—	(3,868)	(6,000)
Accretion related to redeemable preferred stock	—	—	—	—	—	(3,712)	(3,712)
Net income	—	—	—	—	—	317	317

Balance at December 31, 1999	22,169,292	22	—	—	(1,260)	(7,348)	(8,586)
Deferred compensation from stock option grants	—	—	3,311	—	(3,311)	—	—
Deferred compensation from warrant issuance	—	—	4,947	—	(4,947)	—	—
Accretion related to redeemable preferred stock	—	—	—	—	—	(8,093)	(8,093)
Exchange of Series A and B Convertible Participating Preferred Stock for common stock	9,565,220	10	22,396	—	—	—	22,406
Issuance of common stock pursuant to initial public offering	5,750,000	5	51,997	—	—	—	52,002
Amortization of deferred stock compensation, net of income tax effect of $1,235	—	—	1,235	—	2,630	—	3,865
Deferred compensation related to cancelled options	—	—	(61)	—	61	—	—
Foreign currency translation adjustment	—	—	—	119	—	—	119
Issuance of common stock upon exercise of stock options, including related tax benefit	751,405	1	135	—	—	—	136
Net loss	—	—	—	—	—	(5,233)	(5,233)

Balance at December 31, 2000	38,235,917	38	83,960	119	(6,827)	(20,674)	56,616
Amortization of deferred stock compensation	—	—	—	—	2,124	—	2,124
Amortization of deferred board compensation	—	—	—	—	405	—	405
Issuance of common stock related to board compensation	4,192	—	50	—	—	—	50
Deferred compensation related to cancelled options	—	—	(666)	—	964	—	298
Issuance of common stock upon exercise of stock options, including related tax benefit	2,001,417	2	1,737	—	—	—	1,739
Foreign currency translation adjustment	—	—	—	6	—	—	6
Net loss	—	—	—	—	—	(16,800)	(16,800)

Balance at December 31, 2001	40,241,526	$40	$85,081	$125	$(3,334)	$(37,474)	$44,438

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(16,800)	$(5,233)	$317
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of stock-based compensation	2,124	2,630	467
Depreciation and amortization	1,302	495	103
Provision for doubtful accounts	110	162	33
Deferred income taxes	3,721	(2,027)	(147)
Amortization of deferred compensation	234	—	—
Restructuring charge, net of cash paid	1,248	—	—
Loss (gain) on disposal of property and equipment	—	(13)	6
Changes in operating assets and liabilities:
Trade accounts receivable	2,496	(7,898)	(1,082)
Revenue earned on contracts in progress in excess of billings	1,534	(640)	(757)
Other current assets	(626)	(1,778)	(109)
Accounts payable	(974)	1,426	419
Billings in excess of revenues earned on contracts in progress	(584)	(999)	1,812
Deferred revenue	734	1,141	206
Accrued compensation	(2,263)	3,237	529
Accrued expenses and other current liabilities	(1,467)	3,558	199
Income taxes payable	—	(227)	178
Other assets	3	30	(87)

Net cash provided by (used in) operating activities	(9,208)	(6,136)	2,087
Cash flows from investing activities:
Purchases of property and equipment	(1,686)	(1,204)	(481)
Proceeds from sale of property and equipment	—	259	4
Purchase of other assets	(685)	—	—
Purchases/(maturities) of short-term investments, net	—	2,968	(2,915)

Net cash provided by (used in) investing activities	(2,371)	2,023	(3,392)
Cash flows from financing activities:
Common stock redemption	—	—	(6,000)
Proceeds from issuance of redeemable preferred stock, net of issuance costs	—	—	10,600
Proceeds from initial public offering, net of issuance costs	—	52,018	—
Proceeds from exercise of stock options	1,739	136	2
Principal payments under capital lease obligations	(807)	(178)	(28)

Net cash provided by financing activities	932	51,976	4,574
Effect of foreign exchange rates on cash and cash equivalents	6	119	—

Net increase (decrease) in cash and cash equivalents	(10,641)	47,982	3,269
Cash and cash equivalents at beginning of year	51,318	3,336	67

Cash and cash equivalents at end of year	$40,677	$51,318	$3,336

Supplemental disclosures:
Property and equipment acquired under capital leases	$1,654	$744	$140
Interest paid	99	44	7
Income taxes paid	20	53	266

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1.    Description of Business

Click Commerce, Inc. (the “Company”) is based in Chicago, Illinois and is a provider of Channel Management software products and integration services for large, global companies with complex or specialized dealer, distributor and supplier networks. The Company’s software products and integration services enable large companies to effectively manage and engage in collaborative business-to-business electronic commerce throughout all levels of their product and services distribution channels.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to current year presentation.

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

CLICK COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Revenue and Cost Recognition

The Company recognizes product license revenue from licensing the rights to use its software. The Company generates service revenues from integrating its software, performing needs analyses for customers and through the sale of maintenance and training services. The Company recognizes revenue in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” For those contracts that either do not contain a services component or that have services which are not essential to the functionality of any other element of the contract, software license revenue is recognized upon shipment of the Company’s software provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. Revenue from service contracts is typically recognized as the services are performed. The revenue to be recognized from multiple-element software contracts is based on the fair value of each element. The Company records deferred revenue on software contracts for which it has billed or collected amounts, but for which the requirements for revenue recognition have not been met.

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

Maintenance service is sold separately under contacts that are renewable annually and is provided only to customers who purchase maintenance. The Company recognizes maintenance service revenue ratably over the contract period, generally one year. Maintenance fees are generally billed annually in advance and are recorded as deferred revenue. As part of the sales process, the Company may perform a needs analysis for the potential customer on a fixed fee basis. Revenue from needs analyses is recognized as the work is performed. Training revenue is recognized as the services are provided.

Cost of product license revenue includes production and shipping expenses which are expensed as incurred, as well as costs of licensing third party software incorporated into the Company’s products. These third party license costs are expensed as the products are delivered. Cost of service revenue includes salaries and related expenses for professional services and technical support personnel who provide development, customization and installation services to customers, as well as an allocation of data processing and overhead costs, which are expensed as incurred.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that will more likely than not be realized.

Financial Instruments

The reported amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, income taxes receivable, accounts payable, accrued compensation, accrued expenses, and other current liabilities approximate their fair values due to the contractual maturities and short-term nature of these instruments.

Stock-Based Compensation

The Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and discloses the pro forma effects on earnings had the fair value of the options been expensed. As such, compensation expense would be recorded only if the fair value of the underlying stock exceeded the exercise price on the grant date. Accordingly, no compensation cost has been recognized on stock options for which the exercise price equaled the fair value at the date of grant. With respect to stock options granted at exercise prices less than their deemed fair value, the Company recorded deferred stock-based compensation. Such deferred stock-based compensation is amortized on a straight-line basis over the vesting period of each individual award.

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

Advertising Expense

The Company expenses all advertising costs as they are incurred. The Company incurred $11, $28 and $0 in advertising expense for the years ended December 31, 2001, 2000 and 1999, respectively.

3.    Concentrations of Credit Risk

During the year ended December 31, 2001, two customers accounted for an aggregate of 24% of the Company’s total revenue, each representing approximately 12%. During the year ended December 31, 2000, one customer accounted for an aggregate of 10% of the Company’s total revenue. During the year ended December 31, 1999, three customers accounted for an aggregate of 61% of the Company’s total revenue, one for approximately 29%, another for approximately 18% and a third for approximately 14%.

As of December 31, 2001, one customer accounted for an aggregate of 36% of the Company’s gross trade accounts receivable. As of December 31, 2000, two customers accounted for an aggregate of 28% of the Company’s gross trade accounts receivable, each representing approximately 14%,

4.    Property and Equipment

Property and equipment is comprised of the following:

	December 31,
	2001	2000
Equipment, furniture and fixtures	$1,729	$1,212
Leased equipment	2,597	943
Computer software	1,464	353
Leasehold improvements	68	66

	5,858	2,574
Less accumulated depreciation and amortization	(1,924)	(643)

Net property and equipment	$3,934	$1,931

Accumulated amortization related to capitalized leased equipment was $1,019 and $270 as of December 31, 2001 and 2000, respectively.

CLICK COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

5.    Restructuring

In the quarter ended September 30, 2001, the Company determined that, given current economic conditions, it was necessary to lower its overall cost structure. The Company had been experiencing longer sales cycles, delayed purchasing decisions and higher executive level review of all capital projects, particularly on technology and e-commerce projects. These factors, along with the effects of September 11, 2001, caused the Company to re-evaluate its near term growth opportunities and align its cost structure accordingly. As a result, the Company developed a restructuring plan to reduce the Company’s cost structure, which resulted in the Company recording a $1.8 million restructuring charge. As part of the restructuring, the Company terminated approximately 17% of its workforce or approximately 50 personnel across all areas of the Company. As of December 31, 2001, the majority of the Company’s restructuring accrual related to employee severance, benefits and related costs for approximately 14 of the 50 personnel who were terminated. Due to extended severance arrangements with certain employees, payments against the restructuring charge will be made through December 31, 2002. The following are significant components of the restructuring charge.

	Employee severance, benefits and related costs	Stock-based compensation	Facilities related costs	Legal costs and other	Total
Initial charge at September 30, 2001	$1,396	$298	$54	$79	$1,827
Cash activity	(547)	—	(13)	(19)	(579)
Non-cash activity	—	(298)	—	—	(298)

Restructuring accrual at December 31, 2001	$849	$—	$41	$60	$950

The employee severance and related costs were attributable to personnel who were involuntarily terminated at September 30, 2001. The stock-based compensation charge was a non-cash expense incurred for accelerated vesting under contracts with certain terminated employees. Facilities related costs represent the remaining lease payments for the closing of one office.

6.    Lease Commitments

The Company is obligated as lessee under certain noncancelable operating leases for equipment and office space, and is also obligated to pay insurance, maintenance and other executory costs associated with the leases. Rent expense was $1,863, $1,185 and $355 for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum payments under lease obligations with initial or remaining terms in excess of one year are as follows as of December 31, 2001:

	Operating Leases	Capital Leases
2002	$900	$864
2003	834	672
2004	676	69
2005	284	—
2006	—	—
Thereafter	—	—

Total minimum lease payments	$2,694	1,605

Less amount representing interest		(63)

Subtotal		1,542
Less current portion of capital lease obligations		(815)

Capital lease obligations, less current portion		$727

CLICK COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

From February 2000 through December 31, 2000, the Company sub-leased a portion of its leased premises. Total rentals related to the sub-leases were $211.

7.    Income Taxes

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended December 31, 2001:
U.S. Federal	$—	$3,050	$3,050
State	—	442	442
Year ended December 31, 2000:
U.S. Federal	(20)	(1,746)	(1,766)
State	(3)	(281)	(284)
Year ended December 31, 1999:
U.S. Federal	364	(118)	246
State	80	(28)	52

The income tax expense (benefit) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

	2001	2000	1999
U.S. Federal statutory rate (benefit)	(34.0)%	(34.0)%	34.0%
State income taxes, net of Federal income tax	(3.5)	(3.9)	5.6
Non-deductible expenses	1.1	1.6	8.8
Stock option compensation	1.3	6.2	—
Increase in valuation allowance	64.2	—	—
Other	(2.9)	2.0	—

	26.2%	(28.1)%	48.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2001 and 2000 are presented below:

	2001	2000
Deferred tax assets:
Accounts receivable	$53	$46
Accrued compensation expense	390	64
Warrant amortization	804	321
Net operating loss	6,641	2,836
Stock option compensation	412	269
Depreciation	18	(39)
Other	220	224

Gross deferred tax assets	8,538	3,721
Valuation allowance	(8,538)	—

Net deferred tax assets	$—	$3,721

CLICK COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The income tax benefit for tax deductions relating to the exercise of nonqualified stock options in excess of the tax benefit on the amount reflected as amortization of deferred stock compensation have been recorded as additional paid-in capital in 2000 and 1999.

At December 31, 2001, the Company had gross net operating losses of $17,135, which are available to offset taxable income through 2020 and 2021. At December 31, 2001, the Company had research and experimentation credits of $211, which are available to offset taxable income after application of available net operating loss carryforwards through 2020.

In assessing the realizablility of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Prior to 2001, management believed that it was more likely than not that the Company would realize the benefits of its deferred tax assets and therefore, a valuation allowance was not established. Although future taxable income of the Company may be sufficient to utilize a substantial amount of the benefits of the Company’s net operating loss carryforwards and to realize its deferred tax assets, a valuation allowance was recorded in 2001 to completely offset the carrying value of the deferred tax assets as management has concluded that the realization of the deferred tax assets does not meet the “more likely than not” criteria under Statement of Financial Accounting Standards (“SFAS”) No. 109. Accordingly, the Company’s tax valuation allowance increased from $0 at December 31, 2000 to $8,538 at December 31, 2001.

8.    Shareholders’ Equity

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

Warrants

In April 2000, the Company issued a warrant to Accenture LTD (“Accenture”) to purchase up to 818,226 shares of common stock at $12.22 per share. The warrant vests contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on April 20, 2004. The warrant contains a significant cash penalty to be paid by Accenture for its failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was measured at the date of grant in accordance with Emerging Issues Task Force Issue No. 96-18, resulting in a fair value of approximately $5,000. The fair value of the warrant was determined using the Black-Scholes option-pricing model, assuming a risk free interest rate of 6.0%, a volatility factor of 1.00 and an estimated fair value at the time of grant of $9.00 per common share. This amount was included in additional paid-in capital and is being amortized to sales and marketing expense over the vesting period of the warrants. For the year ended December 31, 2001 and 2000, the Company recognized $1,236 and $825 in amortization expense related to the warrant, respectively.

9.    Employee and Director Stock Option and Stock Award Plans

In October 1998, the Company’s Board of Directors adopted the Click Commerce, Inc. Stock Option and Stock Award Plan (“the Employee Plan”), pursuant to which the Board may grant stock options and stock appreciation rights to officers and key employees. The Employee Plan originally authorized grants of options to purchase up to 4,497,508 shares of authorized common stock. On February 14, 2000, the Board of Directors approved an amendment to the Employee Plan which increased the number of options available for grant to 4,930,842. Pursuant to the Employee Plan, which allows for an adjustment of the number of options available for grant upon changes in capitalization, the number of options authorized for grant was subsequently increased to 7,780,842 in contemplation of the Company’s IPO. Stock options are granted at an exercise price equal to the stock’s fair value at the date of grant. All stock options have ten-year terms and generally vest over three to five years from the date of grant. At December 31, 2001, there were 703,280 shares reserved for grant under the Employee Plan. In addition, stock options outstanding as of December 31, 2001 include options to purchase up to 279,855 shares of common stock, which have been granted to individuals under option agreements outside of the Employee Plan.

The Company’s Directors’ Stock Option and Stock Award Plan (the “Directors’ Plan”) provides for the grant of non-qualified stock options and stock awards to non-employee directors. The Directors’ Plan provides

CLICK COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

for the issuance of up to 500,000 shares of common stock. Beginning in 2000 and for each subsequent year, non-employee directors are automatically granted an option to purchase 10,000 shares of the Company’s common stock on the date of each annual shareholders’ meeting. Stock options are granted at an exercise price equal to the stock’s fair value at the date of grant. All stock options have ten-year terms and generally vest six months from the date of grant. At December 31, 2001, there were 319,670 shares reserved for future issuance of common stock.

Stock option transactions are summarized as follows:

	December 31,
	2001		2000		1999
	Number of shares	Weighted average exercise prices	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise prices
Outstanding at beginning of year	6,482,644	$6.65	4,621,982	$0.67	3,104,000	$0.03
Granted	3,610,201	7.74	3,005,500	13.98	3,276,000	1.04
Exercised	(2,001,537)	0.87	(751,405)	0.18	(986,684)	0.00
Cancelled	(2,175,376)	13.49	(393,433)	5.34	(771,334)	0.48

Outstanding at end of year	5,915,932	$6.76	6,482,644	$6.65	4,621,982	$0.67

Options exercisable at end of year	2,057,243	$5.54	1,998,676	$1.47	1,405,982	$0.01

Weighted average per share fair value of options granted during the year	$5.57		$8.24		$0.23

	Options Outstanding				Options Exercisable
Exercise Prices	Number of shares	Weighted average remaining contractual life		Weighted average exercise price	Number of shares	Weighted average prices
$ 0.0000–$ 3.9030	3,028,882	7.9	years	$1.44	965,563	$1.10
$ 3.9031–$ 7.0860	1,396,845	5.6		5.76	674,100	5.32
$ 7.8061–$11.7090	578,475	7.3		10.22	195,475	10.13
$11.7091–$15.6120	143,980	9.3		14.49	89,480	14.53
$15.6121–$19.5150	112,000	3.8		18.16	3,375	17.57
$19.5151–$23.4180	210,000	7.9		21.17	48,750	21.02
$23.4181–$27.3210	186,250	8.0		25.46	38,625	25.79
$27.3211–$31.2240	88,500	7.7		29.19	10,000	28.28
$31.2241–$35.1270	133,500	8.6		32.53	22,500	32.97
$35.1271–$39.0300	37,500	8.8		38.06	9,375	38.06

	5,915,932	7.3		$6.76	2,057,243	$5.54

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2001	2000	1999
Expected life	4	4	5
Expected volatility	92%	74%	—
Risk-free interest rate	4.2%	5.1%	5.0%
Dividend yield	0.0%	0.0%	0.0%

CLICK COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The Company has applied Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations in accounting for the Employee Plan and the Directors’ Plan. Accordingly, no compensation cost has been recognized on stock options for which the exercise price equaled the fair value at the date of grant. Had the Company determined compensation cost based on the method required by Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company’s net loss available to common shareholders and net loss per common share for 2001, 2000 and 1999 would approximate the pro forma amounts below:

	2001	2000	1999
Net loss available to common shareholders:
As reported	$(16,800)	$(13,326)	$(3,395)
Pro forma	(24,401)	(14,299)	(3,500)
Basic and diluted loss per share:
As reported	$(0.43)	$(0.44)	$(0.14)
Pro forma	(0.62)	(0.47)	(0.14)

The Company recorded approximately $3,311 and $1,325 of unearned stock-based compensation for the years ended December 31, 2000 and 1999 respectively. Of these amounts, approximately $888, $1,805 and $65 was amortized in the years ended December 31, 2001, 2000 and 1999, respectively.

10.    Credit Facility

As of December 31, 2001, the Company had a $3,000 credit facility with a commercial bank for the purpose of financing working capital. The term of the agreement is one year, expiring on March 31, 2002. The Company plans to renew this facility. Interest is due monthly and at maturity and accrues at the prime rate. Borrowings under the facility are collateralized by certain assets of the Company. No amounts were borrowed under the facility during the year ended December 31, 2001.

On January 25, 2000, the Company obtained a letter of credit totaling $500 to secure a new office lease. The letter of credit is automatically extended, without amendment, for one year from its original expiration date or any future expiration date unless the Company is notified at least 30 days prior to such expiration that the letter of credit will not be renewed. Pursuant to the lease agreement, the letter of credit may decline by $100 on the first, second, third and fourth anniversaries of the lease and finally to $38 on the fifth anniversary until the lease expires in August 2005. Accordingly, the letter of credit has declined to $300.

11.    Loss Per Share

The Company has excluded all Convertible Preferred Stock (as defined in Note 8), outstanding stock options and an outstanding warrant from the calculation of diluted net loss per common share as all such securities are anti-dilutive for all periods presented.

Potentially dilutive stock options which were excluded for the years ended December 31, 2001, 2000 and 1999 were 4,882,227, 6,156,144 and 4,341,485, respectively. For the year ended December 31, 2001 and 2000, a warrant for 818,226 shares of common stock was also excluded.

12.    Retirement Savings Plan

The Company’s employees participate in the Administaff of Texas, Inc. 401(k) plan (the “401(k) Plan”) that covers substantially all employees. The 401(k) Plan provides for discretionary contributions by the Company

CLICK COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

based on a percentage of participant compensation, subject to limitations imposed by applicable government regulations. Amounts contributed to the 401(k) Plan by the Company in 2001, 2000 and 1999 were $245, $125 and $33, respectively.

13.    Related-party Transactions

Michael W. Ferro, Jr., the Company’s founder and chief executive officer, is also the founder and majority stockholder of WarrantyCheck.com, Inc. (“WarrantyCheck”). Revenue from WarrantyCheck for the years ended December 31, 2001, 2000 and 1999 was approximately $0, $5 and $263, respectively. At December 31, 1999, the entire amount of revenue from WarrantyCheck was included in trade accounts receivable. During 2001, the Company also incurred $657 in third party contractor costs and purchased $50 in computers and equipment from WarrantyCheck.com. During 2000, the Company sub-let office space to WarrantyCheck. Rentals received by the Company from WarrantyCheck totaled $78.

An individual who is the corporate secretary and a shareholder of the Company is associated with a law firm that has rendered various legal services to the Company. For the years ended December 31, 2001, 2000 and 1999, the Company incurred legal expenses of approximately $284, $230 and $114, respectively. During 2001, the Company also granted 15,000 options to this individual for non-legal services as the corporate secretary. The options were priced at $6.04, which was the fair value of the Company’s stock on the date of grant, and became fully vested by December 31, 2001.

The Company leases an apartment for an individual who was a director of the Company from June 1999 until February 2000 and an officer of the Company from February 2000 through September 2001. For the years ended December 31, 2001, 2000 and 1999, the Company made rent payments for the former director of approximately $25, $25 and $15, respectively.

During 2001 and 2000 the Company incurred $239 and $218, respectively, in research advisory expenses from a company in which one of the Company’s former directors serves as chairman emeritus of the board of directors.

During 2001 and 2000, the Company co-sponsored several seminars with a company in which one of the Company’s directors serves as president. For the years ended December 31, 2001 and 2000, the Company incurred expenses of approximately $229 and $183 related to these seminars.

During 2001 and 2000, the Company incurred $1,791 and $1,369 in expenses for consulting, sub-contracting and other services from a company in which one of the Company’s directors serves as a global managing partner.

During 2001, the Company agreed to provide one of its shareholders with an early partial release of the market standoff agreement the shareholder had entered into with the Company in consideration for the shareholder entering into a software license purchase agreement under which the shareholder made payments totaling $1,750 to the Company.

During 2000, the Company granted 10,000 options at an exercise price of $5.25 per share to one if its directors for consulting services rendered to the Company. The options vested on the date of grant and the Company recorded approximately $84 in compensation expense as the exercise price of the options was below fair value on the date of grant. For the year ended December 31, 2000, the Company also earned $1,585 in revenue from a company in which this director was a senior vice president and chief information officer until January 2000.

CLICK COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

During 2001, the Company entered into a software reseller agreement with a company (the “reseller”) pursuant to which the reseller purchased licenses from the Company in the aggregate amount of $500. One of the Company’s directors is a managing director of a venture fund which beneficially owns, in the aggregate, approximately 11% of the capital stock of the reseller. In addition, an individual who serves as a director and officer of the Company holds options to acquire shares of the reseller.

14.    Quarterly Results of Operations

The following table sets forth the Company’s unaudited quarterly operating results for the eight quarters ended December 31, 2001, as well as that data expressed as a percentage of total revenue for each quarter. This information has been derived from the Company’s condensed consolidated unaudited financial statements which have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of such information. Historic quarterly operating results are not indicative of results to be achieved in succeeding quarters or years and should not be relied upon as an indication of future performance.

	Three months ended
	Dec. 31, 2001	Sep. 30, 2001	June 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sep. 30, 2000	June 30, 2000	March 31, 2000
	(unaudited)
Revenue	$7,096	$11,016	$13,713	$11,569	$14,123	$10,071	$7,054	$5,124
Cost of revenues (a)	3,180	3,191	3,547	3,123	3,542	3,186	2,235	1,555

Gross profit	3,916	7,825	10,166	8,446	10,581	6,885	4,819	3,569
Operating expenses:
Sales and marketing (a)	3,097	5,038	6,928	8,108	7,673	5,587	2,945	1,649
Research and development (a)	1,826	2,551	2,672	2,603	2,355	2,403	1,241	896
General and administrative (a)	1,380	1,804	2,534	2,818	2,557	2,013	1,498	1,246
Amortization of stock-based compensation	413	548	548	615	793	792	774	270
Restructuring charge	—	1,827	—	—	—	—	—	—

Total operating expenses	6,716	11,768	12,682	14,136	13,378	10,795	6,458	4,061

Operating loss	(2,800)	(3,943)	(2,516)	(5,690)	(2,797)	(3,910)	(1,639)	(492)

Other income, net	200	338	443	660	748	767	23	17
Income tax expense (benefit)	7,309	(1,276)	(701)	(1,840)	(527)	(971)	(410)	(141)

Net loss	$(9,909)	$(2,329)	$(1,372)	$(3,190)	$(1,522)	$(2,172)	$(1,206)	$(334)

	As a percentage of Total Revenue
	Dec. 31, 2001	Sep. 30, 2001	June 30, 2001	Mar. 31 2001	Dec. 31, 2000	Sep. 30, 2000	June 30, 2000	Mar. 31 2000
	(unaudited)
Revenue	100%	100%	100%	100%	100.0%	100.0%	100.0%	100.0%
Cost of revenue (a)	44.8	30.0	25.9	27.0	25.1	31.6	31.7	30.3

Gross profit	55.2	71.0	74.3	73.0	74.9	68.4	68.3	69.7
Operating expenses:
Sales and marketing (a)	43.6	45.7	50.5	70.1	54.3	55.5	41.7	32.2
Research and development (a)	25.7	23.2	19.5	22.5	16.7	23.9	17.6	17.5
General and administrative (a)	19.4	16.4	18.5	24.4	18.1	20.0	21.2	24.3
Amortization of stock-based compensation	5.8	5.0	4.0	5.3	5.6	7.9	11.0	5.3
Restructuring charge	—	16.6	—	—	—	—	—	—

Total operating expenses	94.6	106.8	92.5	122.2	94.7	107.2	91.6	79.3

Operating loss	(39.5)	(35.8)	(18.3)	(23.3)	(19.8)	(38.8)	(23.2)	(9.6)

Other income, net	2.8	3.1	3.2	5.7	5.3	7.6	0.3	0.3
Income tax expense (benefit)	103.0	(11.6)	(5.1)	(15.9)	(3.7)	(9.6)	(5.8)	(2.8)

Net loss	(140.0)%	(21.1)%	(10.0)%	(27.6)%	(10.8)%	(21.6)%	(17.1)%	(6.5)%

(a)	Excludes amortization of stock-based compensation presented in a separate caption.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Click Commerce, Inc.:

Under date of January 29, 2002, we reported on the consolidated balance sheets of Click Commerce, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II. This financial statement schedule is the responsibility of Click Commerce, Inc.’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/	KPMG LLP

Chicago, Illinois
January 29, 2002

CLICK COMMERCE, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Beginning Balance	Bad Debt Expense	Write- Offs	Ending Balance
Year ended December 31, 2001	$118	110	(92)	$136
Year ended December 31, 2000	$54	162	(98)	$118
Year ended December 31, 1999	$21	33	—	$54

Valuation Allowance for Deferred Tax Assets	Beginning Balance	Additions	Ending Balance
Year ended December 31, 2001	$—	8,538	$8,538