Form 10-Q
period 2002-03-31
CLICK COMMERCE INC
filed 2002-05-15
CIK 1107050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
Quarterly Report Under Section 13 or 15(d)
of
The Securities Exchange Act of 1934

For the Quarter Ended March 31, 2002

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

Yes   X       No
On May 13, 2002, 40,297,526 shares of the registrant’s common stock were issued and outstanding.

CLICK COMMERCE, INC.

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,802	$40,677
Short-term investments	10,000	—
Trade accounts receivable, net	5,250	6,670
Income taxes receivable	—	158
Other current assets	1,908	2,534

Total current assets	46,960	50,039
Property and equipment, net	3,625	3,934
Other assets	659	721

Total assets	$51,244	$54,694

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,045	$1,096
Billings in excess of revenue earned on contracts in progress	336	443
Deferred revenue	3,923	2,265
Accrued compensation	1,486	1,686
Accrued expenses and other current liabilities	1,895	2,274
Accrued restructuring	654	950
Current portion of capital lease obligations	816	815

Total current liabilities	10,155	9,529
Capital lease obligations, less current portion	522	727

Total liabilities	10,677	10,256
Shareholders’ equity:
Preferred stock	—	—
Common stock	40	40
Additional paid-in capital	85,110	85,081
Accumulated other comprehensive income—currency translation adjustment	124	125
Deferred compensation	(2,861)	(3,334)
Accumulated deficit	(41,846)	(37,474)

Total shareholders’ equity	40,567	44,438

Total liabilities and shareholders’ equity	$51,244	$54,694

See accompanying notes to condensed consolidated financial statements.

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND  COMPREHENSIVE LOSS

(dollars in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2002	2001
Revenues
Product license	$563	$6,406
Service	4,774	5,263

Total revenues	5,337	11,669

Cost of revenues
Product license	175	171
Service (exclusive of $12 and $13 for the three months ended March 31, 2002 and 2001, respectively, reported below as amortization of stock-based compensation)	2,050	2,997

Total cost of revenues	2,225	3,168

Gross profit	3,112	8,501
Operating expenses:
Sales and marketing (exclusive of $372 and $557 for the three months ended March 31, 2002 and 2001, respectively, reported below as amortization of stock-based compensation)	3,986	8,141
Research and development (exclusive of $3 and $6 for the three months ended March 31, 2002 and 2001, respectively, reported below as amortization of stock-based compensation)	1,566	2,607
General and administrative (exclusive of $25 and $39 for the three months ended March 31, 2002 and 2001, respectively, reported below as amortization of stock-based compensation)	1,691	2,828
Amortization of stock-based compensation	412	615

Total operating expenses	7,655	14,191

Operating loss	(4,543)	(5,690)

Interest income	190	778
Interest expense	(19)	(18)
Other expense	—	(100)

Other income, net	171	660

Loss before income taxes	(4,372)	(5,030)
Income tax benefit	—	(1,840)

Net loss	$(4,372)	$(3,190)

Basic and diluted loss per share	$(0.11)	$(0.08)

Weighted average shares outstanding—basic and diluted	40,275,248	38,357,079
Comprehensive loss:
Net loss	$(4,372)	$(3,190)
Foreign currency translation adjustment	(1)	(80)

Comprehensive loss	$(4,373)	$(3,270)

See accompanying notes to condensed consolidated financial statements.

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(4,372)	$(3,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	412	615
Depreciation and amortization	405	238
Provision for doubtful accounts	30	22
Deferred income taxes	—	(1,798)
Amortization of deferred compensation	61	55
Payments related to restructuring charge	(296)	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,390	2,471
Revenue earned on contracts in progress in excess of billings	—	441
Income taxes receivable	145	—
Other current assets	626	(381)
Accounts payable	(51)	(747)
Billings in excess of revenues earned on contracts in progress	(107)	(309)
Deferred revenue	1,658	653
Accrued compensation	(200)	(882)
Accrued expenses and other current liabilities	(359)	(570)
Other assets	62	(132)

Net cash used in operating activities	(596)	(3,514)
Cash flows from investing activities:
Purchases of short-term investments	(10,000)	—
Purchases of property and equipment	(103)	(273)

Net cash used in investing activities	(10,103)	(273)
Cash flows from financing activities:
Proceeds from exercise of stock options	29	426
Principal payments under capital lease obligations	(204)	(104)

Net cash (used in) provided by financing activities	(175)	322
Effect of foreign exchange rates on cash and cash equivalents	(1)	(80)

Net change in cash and cash equivalents	(10,875)	(3,545)
Cash and cash equivalents at beginning of period	40,677	51,318

Cash and cash equivalents at end of period	$29,802	$47,773

Supplemental disclosures:
Property and equipment acquired under capital leases	$—	$708
Interest paid	19	18
Income taxes paid	9	20

See accompanying notes to condensed consolidated financial statements.

CLICK COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(unaudited)

1.    BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Click Commerce, Inc. and its wholly owned subsidiaries (the “Company”) and reflect all adjustments (which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the Securities and Exchange Commission’s rules and regulations. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K and other documents that have been filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to 2002 presentation.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Maintenance service is sold separately under contracts that are renewable annually and is provided only to customers who purchase maintenance. The Company recognizes maintenance service revenue ratably over the contract period, generally one year. Maintenance fees are generally billed annually in advance and are recorded as deferred revenue. As part of the sales process, the Company may perform a needs analysis for the potential customer on a fixed fee basis. Revenue from needs analyses is recognized as the work is performed. Training revenue is recognized as the services are provided.

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

Reimbursement of Out-of-Pocket Expenses

Effective January 1, 2002, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 01-14, which addresses income statement characterization of reimbursements received for “out-of-pocket” expenses incurred. This EITF requires entities to characterize the reimbursement of out-of-pocket expenses from their customers as revenue, rather than as a reduction of the related expense in the income statement in certain circumstances. Comparative financial statements for prior periods must conform to this presentation. Although adoption of this EITF Issue effects income statement presentation, it does not impact the Company’s earnings or earnings per share. The Company has classified out-of-pocket expenses billed to its customers as service revenue. The current and prior year effect on gross margin percentage was not significant.

3.    STOCK-BASED COMPENSATION

Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4,636. Such deferred compensation is amortized on a straight-line basis over the vesting period of each individual award, resulting in $103 and $306 of stock-based compensation expense for the three months ended March 31, 2002 and 2001, respectively.

In April 2000, the Company issued a warrant to Accenture LTD (“Accenture”) to purchase up to 818,226 shares of common stock at $12.22 per share. The warrant vests contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on April 20, 2004. The warrant contains a significant cash penalty for Accenture’s failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was measured at the date of grant in accordance with EITF Issue No. 96-18 and Statement of Financial Accounting Standards No. 123, resulting in a fair value of approximately $5,000, which was determined using the Black-Scholes option-pricing model. This amount is being amortized to expense on a straight-line basis over the vesting period of the warrant. The Company recognized amortization expense of $309 for each of the three months ended March 31, 2002 and 2001, respectively.

4.    RESTRUCTURING

In the quarter ended September 30, 2001, the Company determined that, given current economic conditions, it was necessary to lower its overall cost structure. The Company had been experiencing longer sales cycles, delayed purchasing decisions and higher executive level review of all capital projects, particularly on technology and e-commerce projects. These factors, along with the effects of September 11, 2001, caused the Company to re-evaluate its near term growth opportunities and take actions to align its cost structure accordingly. As a result, the Company developed a restructuring plan to reduce the Company’s cost structure, which resulted in the Company recording a $1.8 million restructuring charge. As part of the restructuring, the Company terminated approximately 17% of its workforce or approximately 50 personnel across all areas of the Company. As of March 31, 2002, the majority of the Company’s restructuring accrual related to employee severance, benefits and related costs. Due to extended severance arrangements with certain employees, payments against the restructuring charge will be made through December 31, 2002. The following are significant components of the restructuring charge.

	Initial charge at September 30, 2001	Cash activity through December 31, 2001	Non-cash activity through December 31, 2001	2002 Cash Activity	Balance at March 31, 2002
Employee severance, benefits and related costs	$1,396	$(547)	$—	$(255)	$594
Stock-based compensation	298	—	(298)	—	—
Facilities related costs	54	(13)	—	(18)	23
Other	79	(19)	—	(23)	37

Total	$1,827	$(579)	$(298)	$(296)	$654

The employee severance and related costs were attributable to personnel who were involuntarily terminated at September 30, 2001. The stock-based compensation charge was a non-cash expense incurred for accelerated vesting under contracts with certain terminated employees. Facilities related costs represent the remaining lease payments for the closing of one office.

5.     REVOLVING CREDIT FACILITY

On March 31, 2002, the Company renewed its $3.0 million revolving credit facility.

6.     SUBSEQUENT EVENT

Subsequent to March 31, 2002, the Company completed a review of its operations and began reducing its cost structure to bring costs more in line with expected levels of revenue. As a result, the Company will be reporting a restructuring charge and asset write-off for the quarter ending June 30, 2002, of approximately $1.1 million to $1.3 million. This charge relates primarily to costs associated with employee severance and the write-down of excess fixed assets in connection with the reduction of approximately 25% of the Company’s headcount.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Click Commerce, Inc. (the “Company”) is a provider of Channel Management software products and integration services that connect large companies with their distribution channel partners. The Company’s software products and integration services enable large companies to effectively manage and engage in collaborative business-to-business electronic commerce throughout all levels of their sell-side channels and processes. The Company develops, implements and supports private marketplaces, which are secure systems that use the Internet to communicate between companies with all participants in the network or chain of distribution who have a password and an Internet browser.

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

The Company’s revenue is derived from sales of licenses of its software, comprised of the Relationship Manager and a portfolio of applications, as well as from needs analyses, professional services, training, maintenance and support and out-of-pocket expenses billed to its customers. The Company’s software is generally licensed on a perpetual basis.

Operating expenses are classified into four general categories: sales and marketing, research and development, general and administrative and amortization of stock-based compensation. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for executive management, finance and administrative employees, legal and accounting services and an allocation of project management overhead. Amortization of stock-based compensation represents the amortization over the related service period of the difference between the exercise price of options granted and the deemed fair market value of the underlying common stock on the date of grant, as well as amortization of the warrant issued in connection with a joint marketing agreement with Accenture LTD (“Accenture”).

In April 2000, the Company issued a warrant to Accenture to purchase up to 818,226 shares of common stock at an exercise price of $12.22 per share. The warrant vests contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on April 20, 2004. The warrant contains a significant cash penalty for Accenture’s failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was determined on the date of grant in accordance with Emerging Issues Task Force Issue No. 96-18 and Statement of Financial Accounting Standards No. 123 to be approximately $5.0 million, which was determined using the Black-Scholes option pricing model. This amount is included in additional paid-in capital and is being amortized to expense over the vesting period of the warrants. For the three months ended March 31, 2002, the Company recognized $0.3 million in amortization expense. The Company expects to recognize future amortization expense of $0.9 million for the remainder of 2002, $1.2 million in 2003 and $0.4 million in 2004.

The Company believes that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. The Company’s prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new, rapidly evolving markets. The Company may not be successful in addressing such risks and difficulties.

Results of Operations

The following table sets forth selected unaudited financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three Months Ended March 31,
	2002		2001
	in 000’s	% of Revenue	in 000’s	% of Revenue
Revenues
Product license	563	10.5%	$6,406	54.9%
Service	4,774	89.5	5,263	45.1

Total revenues	5,337	100.0	11,669	100.0
Cost of revenues
Product license	175	3.3	171	1.5
Service (a)	2,050	38.4	2,997	25.7

Total cost of revenues	2,225	41.7	3,168	27.1

Gross profit	3,112	58.3	8,501	72.9
Operating expenses:
Sales and marketing (a)	3,986	74.7	8,141	69.8
Research and development (a)	1,566	29.3	2,607	22.3
General and administrative (a)	1,691	31.7	2,828	24.2
Amortization of stock-based compensation	412	7.7	615	5.3

Total operating expenses	7,655	(143.4)	14,191	121.6

Operating loss	(4,543)	(85.1)%	$(5,690)	(48.8)%

(a)	Exclusive of amortization of stock-based compensation presented as a separate caption.

Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001

Revenue

Total revenue decreased approximately $6.3 million, or 54.3%, to $5.3 million for the three months ended March 31, 2002 from $11.7 million for the three months ended March 31, 2001. Product license revenue, comprised of revenue from separate product-only agreements and from multi-element agreements accounted for under a percentage completed basis using milestones that specifically relate to product deliveries, decreased by $5.8 million, or 91.2%, as a result of a decrease in the number of new contracts due to the economic slowdown and significant decline in information technology spending. Service revenue, comprised of fees related to time and materials service contracts, maintenance, training and needs analyses, reimbursement of out-of-pocket expenses, as well as multi-element agreements accounted for under a percentage completed basis using hours of input or milestones that specifically relate to integration and customization services, decreased by $0.5 million, or 9.3%, over the prior year quarter. This decrease was due to a combined $1.4 million decrease in revenue primarily from needs analyses, contract addenda and from revenue recognized as service revenue under multi-element contracts. This service revenue decrease was offset by a $0.9 million increase in maintenance and support services. Service revenue from time and materials contracts remained flat. In any period, service revenue from time and materials contracts are dependent, among other things, on license transactions closed during the current and preceding quarters and customer decisions regarding implementations of licensed software

Cost of Revenue

Total cost of revenue decreased approximately $0.9 million, or 29.8%, to $2.2 million for the three months ended March 31, 2002 compared to $3.2 million for the three months ended March 31, 2001. This cost of revenue decrease is primarily a result of lower third party contractor costs and employee compensation and related costs due to a reduction in project management personnel. Cost of product revenue remained flat and consisted of royalty fees for licensed third party software that is embedded in the Company’s products or incorporated in the Company’s product offerings, as well as amortization of product packaging costs. Gross profit margins decreased to 58.3% for the three months ended March 31, 2002, compared to 72.9% for the three months ended March 31, 2001. The gross margin decrease is due to a decrease in product revenue as a percent of total revenue.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses decreased by approximately $4.2 million, or 51.0%, to $4.0 million for the three months ended March 31, 2002 from $8.1 million for the three months ended March 31, 2001. The decrease in sales and marketing expense was primarily attributable to lower employee compensation and related costs due to a reduction in personnel.

Research and Development.    Research and development expenses decreased by approximately $1.0 million, or 39.9%, to $1.6 million for the three months ended March 31, 2002, compared to $2.6 million for the prior year three-month period. This decrease was primarily attributable to lower third party contractor costs. To date, all software development costs have been expensed as incurred.

General and Administrative.    General and administrative expenses decreased by approximately $1.1 million, or 40.2%, to $1.7 million for the three months ended March 31, 2002 from $2.8 million for the three months ended March 31, 2001. This decrease was primarily attributable to lower employee compensation and related costs due to a reduction in administrative personnel and lower overhead costs.

Amortization of stock-based compensation.    Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4.6 million. Such deferred compensation is being amortized over the vesting periods of the applicable options, resulting in expense of $0.1 million and $0.3 million for the three months ended March 31, 2002 and 2001, respectively. Additionally, the $5.0 million fair value of the warrant issued to Accenture in April 2000 is being amortized over the vesting period of the warrant. Accordingly, $0.3 million of amortization expense was recognized during each of the three months ended March 31, 2002 and 2001, respectively.

Income tax expense.    The Company recorded an income tax benefit of $1.8 million for the three months ended March 31, 2001.|For the three months ended March 31, 2002, the Company’s earnings did not include an income tax benefit, as a full tax valuation allowance against deferred tax assets generated from the Company’s net loss for the three months ended March 31, 2002 was recorded. In the fourth quarter of 2001, the Company established a valuation allowance for deferred tax assets that were previously generated. Although future taxable income of the Company may be sufficient to utilize a substantial amount of the Company’s net operating loss carryforwards and to realize its deferred tax assets, management has concluded that the realization of the Company’s deferred tax assets did not meet the “more likely than not” criteria under SFAS No. 109.

Liquidity and Capital Resources

At March 31, 2002, the Company had $39.8 million of cash, cash equivalents and short-term investments, consisting primarily of proceeds from its initial public offering. Net cash used in operating activities was $0.6 million and $3.5 million for the three months ended March 31, 2002 and 2001, respectively. The $0.6 million of cash used in the current three month period primarily consisted of a loss before amortization of stock-based compensation and depreciation and amortization totaling approximately $3.6 million offset by an increase in deferred revenue of approximately $1.7 million and a decrease in accounts receivable of $1.4 million.

Net cash used by investing activities was $10.1 million for the three months ended March 31, 2002, consisting primarily of a $10.0 million investment of short-term investments. During the first quarter, the Company also purchased $0.1 million of property and equipment.

Net cash used in financing activities was approximately $0.2 million for the three months ended March 31 2002. The cash used during the current year period reflects $0.2 million in capital lease payments offset by proceeds from the exercise of stock options.

On March 31, 2002, the Company renewed its $3.0 million revolving credit facility. In January 2000, the Company obtained a letter of credit under this facility totaling $0.5 million to secure a new office lease. This letter of credit is renewable annually and declines by $0.1 million on the first, second, third and fourth anniversaries of the lease and then declines to $38,130 on the fifth anniversary until the lease expires in August 2005. Accordingly, the letter of credit has declined to $0.3 million.

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

Subsequent to March 31, 2002, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of its common stock in the open market. The timing and amount of any repurchase will be at the discretion of the Company’s management. No shares have been purchased as of the date hereof.

Recent Accounting Pronouncements

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended:

Statements in this Form 10-Q that are not historical facts and refer to the Company’s future prospects are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate” and other similar words and expressions. The statements are subject to risks and uncertainties and actual results may differ materially from those indicated by these forward-looking statements as a result of various factors, including but not limited to, the ability of the Company to execute on its plan to enter into strategic alliances with system integrators and business consultants, the extent of customer acceptance and utilization of the Company’s channel management solutions, the impact of competitive products and services, the Company’s ability to manage growth and to develop new and enhanced versions of its products and services, the effect of economic and business conditions, the volume and timing of customer contracts, the Company’s ability to expand overseas, changes in technology, deployment delays or errors associated with the Company’s products and the Company’s ability to protect its intellectual property rights. For a discussion of these and other risk factors that could affect the Company’s business, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which is on file with the Securities and Exchange Commission.

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

Interest Rate Risk

As of March 31, 2002, the Company had cash and cash equivalents of $29.8 million. Declines in interest rates will reduce interest income from short-term investments. Based upon the balance of cash and cash equivalents at March 31, 2002, a change in interest rates of 0.5% would cause a corresponding change in annual interest income of approximately $0.2 million. At March 31, 2002, the Company also had $10.0 million in short-term investments, consisting primarily of short-term bond funds, with an average maturity of three years. A portion of these investments are in fixed rate securities. The fair value of the Company’s fixed rate investments may be adversely impacted by a rise in interest rates.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On or about December 4, 2001, a putative securities class action, captioned Murphy v. Click Commerce, Inc., et at, Civil Action 01-CV-11234 was filed against the Company, two of the Company’s executive officers and Morgan Stanley & Co., Dain Rauscher Incorporated, Lehman Brothers, Inc., Deutsche Bank Securities, Inc., and U.S. Bancorp Piper Jaffray, Inc., the underwriters of the Company’s initial public offering, in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 (the “Securities Act”) against all defendants, a violation of Section 15 of the Securities Act against two of the Company’s executive officers and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act of 1934, including Rule 10b-5 promulgated thereunder, against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between June 26, 2000 and December 6, 2000. As of March 1, 2002, various plaintiffs have filed similar actions asserting virtually identical allegations against approximately 300 other companies. To date, there have been no significant developments in the litigation. The Company intends to defend the lawsuit vigorously.

Item 2.    Changes in Securities and Use of Proceeds

On June 26, 2000, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-1, File No. 333-30564, relating to the initial public offering of the Company’s common stock, par value $.001 per share. As of March 31, 2002, the Company had spent approximately $12.0 million of the net proceeds for working capital and general corporate purposes. The remaining proceeds are invested in investment grade, interest-bearing securities.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits:

The following exhibit is filed as part of this Form 10-Q:

Exhibit Number	Description

10.1	Release and Severance Agreement between William Conroy and the Company dated as of April 25, 2002.

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