Form 10-Q
period 2002-06-30
CLICK COMMERCE INC
filed 2002-08-14
CIK 1107050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
Quarterly Report Under Section 13 or 15(d)
of
The Securities Exchange Act of 1934

For the Quarter Ended June 30, 2002

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

Yes      X       No

On August 13, 2002, 40,200,758 shares of the registrant’s common stock were issued and outstanding.

CLICK COMMERCE, INC.

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,253	$40,677
Short-term investments	10,173	—
Trade accounts receivable, net	4,505	6,670
Income taxes receivable	—	158
Other current assets	1,446	2,534

Total current assets	43,377	50,039
Property and equipment, net	3,059	3,934
Other assets	583	721

Total assets	$47,019	$54,694

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$795	$1,096
Billings in excess of revenue earned on contracts in progress	336	443
Deferred revenue	3,975	2,265
Accrued compensation	962	1,686
Accrued expenses and other current liabilities	1,488	2,274
Accrued restructuring	933	950
Current portion of capital lease obligations	822	815

Total current liabilities	9,311	9,529
Capital lease obligations, less current portion	305	727

Total liabilities	9,616	10,256
Shareholders’ equity:
Preferred stock	—	—
Common stock	40	40
Additional paid-in capital	84,997	85,081
Accumulated other comprehensive income—currency translation adjustment	170	125
Deferred compensation	(2,283)	(3,334)
Treasury stock	(111)	—
Accumulated deficit	(45,410)	(37,474)

Total shareholders’ equity	37,403	44,438

Total liabilities and shareholders’ equity	$47,019	$54,694

See accompanying notes to condensed consolidated financial statements.

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(dollars in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues
Product license	$753	$7,392	$1,316	$13,798
Service	4,669	6,620	9,443	11,883

Total revenues	5,422	14,012	10,759	25,681

Cost of revenues
Product license	157	481	332	652
Service (exclusive of $17 and $15 for the three months ended June 30, 2002 and 2001, respectively, and $29 and $28 for the six months ended June 30, 2002 and 2001, respectively, reported below as amortization of stock-based compensation)	2,533	3,259	4,583	6,256

Total cost of revenues	2,690	3,740	4,915	6,908

Gross profit	2,732	10,272	5,844	18,773
Operating expenses:
Sales and marketing (exclusive of $360 and $442 for the three months ended June 30, 2002 and 2001, respectively, and $732 and $999 for the six months ended June 30, 2002 and 2001, respectively, reported below as amortization of stock-based compensation)	2,609	7,001	6,596	15,142
Research and development (exclusive of $2 and $4 for the three months ended June 30, 2002 and 2001, respectively, and $5 and $10 for the six months ended June 30, 2002 and 2001, respectively, reported below as amortization of stock-based compensation)	1,320	2,676	2,886	5,283
General and administrative (exclusive of $21 and $87 for the three months ended June 30, 2002 and 2001, respectively, and $45 and $126 for the six months ended June 30, 2002 and 2001, respectively, reported below as amortization of stock-based compensation)	985	2,563	2,677	5,391
Amortization of stock-based compensation	400	548	811	1,163
Restructuring and other charges	1,213	—	1,213	—

Total operating expenses	6,527	12,788	14,183	26,979

Operating loss	(3,795)	(2,516)	(8,339)	(8,206)

Interest income	245	476	435	1,255
Interest expense	(13)	(33)	(32)	(51)
Other expense	—	—	—	(100)

Other income, net	232	443	403	1,103
Loss before income taxes	(3,563)	(2,073)	(7,936)	(7,103)
Income tax benefit	—	(701)	—	(2,541)

Net loss	$(3,563)	$(1,372)	$(7,936)	$(4,562)

Basic and diluted loss per share	$(0.09)	$(0.04)	$(0.20)	$(0.12)

Weighted average shares outstanding—basic and diluted	40,243,053	38,545,031	40,259,062	38,451,574
Comprehensive loss:
Net loss	$(3,563)	$(1,372)	$(7,936)	$(4,562)
Foreign currency translation adjustment	45	71	46	(9)

Comprehensive loss	$(3,518)	$(1,301)	$(7,890)	$(4,571)

See accompanying notes to condensed consolidated financial statements.

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
(unaudited)

	Six Months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(7,936)	$(4,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	811	1,163
Depreciation and amortization	835	554
Provision for doubtful accounts	225	50
Deferred income taxes	—	(2,499)
Amortization of deferred compensation	123	110
Restructuring and other charges, net of payments	434	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,940	(410)
Revenue earned on contracts in progress in excess of billings	—	997
Income taxes receivable	145	—
Other current assets	1,088	(107)
Accounts payable	(400)	(718)
Billings in excess of revenues earned on contracts in progress	(106)	(618)
Deferred revenue	1,710	2,806
Accrued compensation	(725)	(533)
Accrued expenses and other current liabilities	(773)	(448)
Other assets	157	(91)

Net cash used in operating activities	(2,472)	(4,306)
Cash flows from investing activities:
Purchases of short-term investments	(10,173)	—
Purchases of property and equipment	(331)	(685)

Net cash used in investing activities	(10,503)	(685)
Cash flows from financing activities:
Proceeds from exercise of stock options	32	678
Purchase of treasury stock	(111)	—
Principal payments under capital lease obligations	(415)	(401)

Net cash (used in) provided by financing activities	(494)	277
Effect of foreign exchange rates on cash and cash equivalents	46	(9)

Net change in cash and cash equivalents	(13,469)	(4,714)
Cash and cash equivalents at beginning of period	40,677	51,318

Cash and cash equivalents at end of period	$27,253	$46,595

Supplemental disclosures:
Property and equipment acquired under capital leases	$—	$1,742
Interest paid	32	51
Income taxes paid	—	20

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

Certain prior year amounts have been reclassified to conform to the 2002 presentation.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Cost Recognition

The Company recognizes product license revenue from licensing the rights to use its software. To date, substantially all product licenses have been on a perpetual basis. The Company generates service revenues from integrating its software, performing needs analyses for customers and through the sale of maintenance and training services. The Company recognizes revenue in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” For those contracts that either do not contain a services component or that have services which are not essential to the functionality of any other element of the contract, software license revenue is recognized upon delivery of the Company’s software provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. Revenue from service contracts is typically recognized as the services are performed. The revenue to be recognized from multiple-element software contracts is based on the fair value of each element. The Company records deferred revenue on software contracts for which it has billed or collected amounts, but for which the requirements for revenue recognition have not been met.

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

Reimbursement of Out-of-Pocket Expenses

Effective January 1, 2002, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 01-14, which addresses income statement characterization of reimbursements received for “out-of-pocket” expenses incurred. This EITF requires entities to characterize the reimbursement of out-of-pocket expenses from their customers as revenue, rather than as a reduction of the related expense in the income statement in certain circumstances. Comparative financial statements for prior periods must conform to this presentation. Although adoption of this EITF Issue effects income statement presentation, it does not impact the Company’s earnings or earnings per share. The Company has classified out-of-pocket expenses billed to its customers as service revenue. The current and prior year effect on revenue and the gross margin percentage was not significant.

3. STOCK-BASED COMPENSATION

Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4,636. Such deferred compensation is amortized on a straight-line basis over the vesting period of each individual award, resulting in $91 and $239 of stock-based compensation expense for the three months ended June 30, 2002 and 2001, respectively, and $193 and $545 for the six months ended June 30, 2002 and 2001, respectively.

In April 2000, the Company issued a warrant to Accenture Ltd (“Accenture”) to purchase up to 818,226 shares of common stock at $12.22 per share. The warrant vests contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on April 20, 2004. The warrant contains a significant cash penalty for Accenture’s failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was measured at the date of grant in accordance with EITF Issue No. 96-18 and Statement of Financial Accounting Standards No. 123, resulting in a fair value of approximately $5,000, which was determined using the Black-Scholes option-pricing model. This amount is being amortized to expense on a straight-line basis over the vesting period of the warrant. The Company recognized amortization expense of $309 for each of the three months ended June 30, 2002 and 2001, respectively, and $618 for each of the six months ended June 30, 2001 and 2002, respectively.

4. RESTRUCTURING

In the quarter ended June 30, 2002, the Company determined that its cost structure continued to exceed the level suggested by a re-assessment of its current near-term revenue opportunities. The Company continues to experience longer sales cycles and higher executive level review and participation in approval processes on capital projects, particularly for technology and e-commerce projects. As a result, the Company developed a plan to reduce its cost structure to a level in line with current revenue opportunities. This restructuring plan resulted in an $821 restructuring charge in the quarter ended June 30, 2002. Included in this restructuring charge were costs associated with the termination of the employment of 51 employees across all areas of the Company. The Company notified all of these employees of their termination of employment on or prior to June 30, 2002, with all such terminations taking effect on or prior to August 2, 2002. The resulting employee severance and related costs are presented below. The facilities related costs represent the remaining lease payments for closing four region offices.

In conjunction with the restructuring, the Company recorded a $451 asset impairment charge. The write-down of assets, primarily computer equipment under capital leases, was a direct result of the recent staffing reductions. The fair value of the equipment included in the write-down was deemed to be $0. The Company has no foreseeable use for such assets. Those assets are held under leases which require the Company to either purchase the equipment at the then fair market value at the end of the lease term or return the equipment to the lessors. The Company intends to return these assets to the lessors upon expiration of the current lease terms.

As of June 30, 2002, the majority of the Company’s restructuring accrual related to employee severance, benefits and related costs. Due to extended severance arrangements with certain employees, payments against the restructuring charge will be made through the quarter ending March 31, 2003. In the quarter ended June 30, 2002, the Company adjusted the restructuring accrual for items that were recorded as part of the restructuring charge taken in the third quarter of 2001, primarily for excess subcontractor notice-of-termination costs and employee benefit costs. The following table contains the significant components of the restructuring charge and current period activity relating to those components.

	Accrual at March 31, 2002	Additional restructuring charges	Adjustment to previous accrual	Cash payments	Balance at June 30, 2002
Employee severance, benefits and related costs	$594	$720	$(59)	$(464)	$791
Facilities related costs	23	42	—	(11)	54
Other	37	59	—	(8)	88

Total	$654	$821	$(59)	$(483)	$933

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Click Commerce, Inc. (the “Company”) is a provider of Partner Portal software products and integration services that connect large and middle market companies with their distribution channel partners. The Company’s software products and integration services enable companies to effectively manage and engage in collaborative business-to-business electronic commerce throughout all levels of their sell-side channels and processes. The Company develops, implements and supports private marketplaces, which are secure systems that use the Internet to communicate between companies with all participants in the network or chain of distribution who have a password and an Internet browser.

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

Operating expenses are classified into four general categories: sales and marketing, research and development, general and administrative and amortization of stock-based compensation. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for executive management, finance and administrative employees, legal and accounting services and until March 31, 2002 an allocation of project management overhead related to internal projects which were eliminated at the end of the first quarter of 2002. Amortization of stock-based compensation represents the amortization over the related service period of the difference between the exercise price of options granted and the deemed fair market value of the underlying common stock on the date of grant, as well as amortization of the warrant issued in connection with a joint marketing agreement with Accenture Ltd (“Accenture”).

In April 2000, the Company issued a warrant to Accenture to purchase up to 818,226 shares of common stock at an exercise price of $12.22 per share. The warrant vests contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on April 20, 2004. The warrant contains a significant cash penalty for Accenture’s failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was determined on the date of grant in accordance with Emerging Issues Task Force Issue No. 96-18 and Statement of Financial Accounting Standards No. 123 to be approximately $5.0 million, which was determined using the Black-Scholes option pricing model. This amount is included in additional paid-in capital and is being amortized to expense over the vesting period of the warrants. For the six months ended June 30, 2002, the Company recognized $0.6 million in amortization expense. The Company expects to recognize future amortization expense of $0.6 million for the remainder of 2002, $1.2 million in 2003 and $0.4 million in 2004.

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

Results of Operations

The following table sets forth selected unaudited financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2002		2001		2002		2002
	in 000’s	% of Revenue	in 000’s	% of Revenue	in 000’s	% of Revenue	in 000’s	% of Revenue
Revenues
Product license	$753	13.9%	$7,392	52.8%	$1,316	12.2%	$13,798	53.7%
Service	4,669	86.1	6,620	47.3	9,443	87.8	11,883	46.3

Total revenues	5,422	100.0	14,012	100.0	10,759	100.0	25,681	100.0

Cost of revenues
Product license	157	2.9	481	3.4	332	3.1	652	2.5
Service (a)	2,533	46.7	3,259	23.3	4,583	42.6	6,256	24.4

Total cost of revenues	2,690	49.6	3,740	26.7	4,915	45.7	6,908	26.9

Gross profit	2,732	50.4	10,272	73.3	5,844	54.3	18,773	73.1
Operating expenses:
Sales and marketing (a)	2,609	48.1	7,001	50.0	6,596	61.3	15,142	59.0
Research and development (a)	1,320	24.4	2,676	19.1	2,886	26.8	5,283	20.6
General and administrative (a)	985	18.2	2,563	18.3	2,677	24.9	5,391	21.0
Amortization of stock-based compensation	400	7.4	548	3.9	811	7.5	1,163	4.5
Restructuring and other charges	1,213	22.4	—	—	1,213	11.3	—	—

Total operating expenses	$6,527	120.4%	$12,788	91.3%	$14,183	131.8%	$26,979	105.1%

Operating loss	$(3,795)	(70.0)%	$(2,516)	(18.0)%	$(8,339)	(77.5)%	$(8,206)	(32.0)%

(a)	Exclusive of amortization of stock-based compensation presented as a separate caption.

Comparison of the three months ended June 30, 2002 to the three months ended June 30, 2001

Revenue

Total revenue decreased approximately $8.6 million, or 61.3%, to $5.4 million for the three months ended June 30, 2002 from $14.0 million for the three months ended June 30, 2001. Product license revenue, comprised of revenue from separate product-only agreements and from multi-element agreements accounted for under a percentage completed basis using milestones that specifically relate to product deliveries, decreased by $6.6 million, or 89.9%, as a result of a decrease in the number of new contracts and the average selling price of the current quarter’s contracts due to the economic slowdown and significant decline in information technology spending. Service revenue, comprising fees related to time and materials service contracts, maintenance, training and needs analyses, reimbursement of out-of-pocket expenses, as well as multi-element agreements accounted for under a percentage completed basis using hours of input or milestones that specifically relate to integration and customization services, decreased by $2.0 million, or 29.5%, over the prior year quarter. This decrease was due to a combined $2.7 million decrease in revenue primarily from needs analyses, contract addenda and from revenue recognized as service revenue under multi-element contracts. This service revenue decrease was offset by a $0.7 million increase in maintenance and support services. Service revenue from time and materials contracts remained flat. In any period, service revenue from time and materials contracts is dependent, among other things, on license transactions closed during the current and preceding quarters and customer decisions regarding implementations of licensed software.

Cost of Revenue

Total cost of revenue decreased approximately $1.1 million, or 28.1%, to $2.7 million for the three months ended June 30, 2002 compared to $3.7 million for the three months ended June 30, 2001. This cost of revenue decrease is primarily a result of lower third party contractor costs and employee compensation and related costs due to a reduction in project management personnel. Cost of product revenue decreased by $0.3 million or 67% due to lower royalty fees for licensed third party software that is embedded in the Company’s products or incorporated in the Company’s product offerings arising from lower product sales, as well as lower amortization of product packaging and other product costs. Gross profit margins decreased to 50.4% for the three months ended June 30, 2002, compared to 73.3% for the three months ended June 30, 2001. The gross margin decrease is due to a decrease in product revenue as a percentage of total revenue as well as lower margins on both product and services revenue. The decrease in service margins is due to the classification of all project management overhead in cost of services rather than general and administrative expenses as a result of eliminating internal projects in the current quarter and lower average hourly rates. Product margins are lower due to lower product revenues against which comparable product-related costs are amortized.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses decreased by approximately $4.4 million, or 62.7%, to $2.6 million for the three months ended June 30, 2002 from $7.0 million for the three months ended June 30, 2001. The decrease in sales and marketing expense was primarily attributable to lower employee compensation and related costs due to a reduction in personnel and from lower discretionary marketing spending.

Research and Development.    Research and development expenses decreased by approximately $1.4 million, or 50.7%, to $1.3 million for the three months ended June 30, 2002, compared to $1.4 million for the comparable prior year three-month period. This decrease was primarily attributable to lower third party contractor costs. To date, all software development costs have been expensed as incurred.

General and Administrative.    General and administrative expenses decreased by approximately $1.6 million, or 61.6%, to $1.0 million for the three months ended June 30, 2002 from $2.6 million for the three months ended June 30, 2001. This decrease was primarily attributable to lower employee compensation and related costs due to a reduction in administrative personnel and lower overhead costs.

Amortization of stock-based compensation.    Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4.6 million. Such deferred compensation is being amortized over the vesting periods of the applicable options, resulting in expense of $0.1 million and $0.2 million for the three months ended June 30, 2002 and 2001, respectively. Additionally, the $5.0 million fair value of the warrant issued to Accenture in April 2000 is being amortized over the vesting period of the warrant. Accordingly, $0.3 million of amortization expense was recognized during each of the three months ended June 30, 2002 and 2001, respectively.

Restructuring.    In the quarter ended June 30, 2002, the Company determined that it was necessary to lower its overall cost structure to more closely align it with expected revenues. As a result, the Company recorded a $0.8 million restructuring charge primarily related to severance and other benefit costs for 51 employees terminated as part of the restructuring plan and a $0.45 million asset write-down for excess equipment. The asset write-down was recorded to adjust the carrying value of excess equipment to its deemed fair value of $0 as these excess assets are leased under capital leases with fair market value buy out provisions at the end of the related lease terms. The restructuring charge also included the costs of closing four regional offices. These actions are expected to save approximately $6 million on an annual basis. The Company also reversed into income approximately $59,000 of excess severance accruals originally recorded as part of the restructuring charge taken in the quarter ended September 30, 2001. The current quarter restructuring eliminated 32% of operating costs in the second quarter and is expected to result in a further 25% reduction in the quarter ending September 30, 2002.

Income tax expense.    The Company recorded an income tax benefit of $0.7 million for the three months ended June 30, 2001. For the three months ended June 30, 2002, the Company’s earnings did not include an income tax benefit, as a full tax valuation allowance against deferred tax assets generated from the Company’s net loss for the three months ended June 30, 2002 was recorded. In the fourth quarter of 2001, the Company established a valuation allowance for deferred tax assets that were previously generated. Although future taxable income of the Company may be sufficient to utilize a substantial amount of the Company’s net operating loss carryforwards and to realize its deferred tax assets, management has concluded that the realization of the Company’s deferred tax assets did not meet the “more likely than not” criteria under SFAS No. 109.

Comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001

Revenue

Total revenue decreased approximately $14.9 million, or 58.1%, to $10.8 million for the six months ended June 30, 2002 from $25.7 million for the six months ended June 30, 2001. Product license revenue, comprised of revenue from separate product-only agreements and from multi-element agreements accounted for under a percentage completed basis using milestones that specifically relate to product deliveries, decreased by $12.5 million, or 90.5%, as a result of a decrease in the number of new contracts and the average selling price of the 2002 contracts due to the economic slowdown and significant decline in information technology spending. Service revenue, comprised of fees related to time and materials service contracts, maintenance, training and needs analyses, reimbursement of out-of-pocket expenses, as well as multi-element agreements accounted for under a percentage completed basis using hours of input or milestones that specifically relate to integration and customization services, decreased by $2.4 million, or 20.5%, over the prior year quarter. This decrease was due to a combined $3.9 million decrease in revenue primarily from needs analyses, contract addenda and from revenue recognized as service revenue under multi-element contracts. This service revenue decrease was offset by a $1.5 million increase in maintenance and support services.

Cost of Revenue

Total cost of revenue decreased approximately $2.0 million, or 28.9%, to $4.9 million for the six months ended June 30, 2002 compared to $6.9 million for the six months ended June 30, 2001. This cost of revenue decrease is primarily a result of lower third party contractor costs and employee compensation and related costs due to a reduction in project management personnel. Cost of product revenue decreased by $0.3 million or 49% due to lower royalty fees for licensed third party software that is embedded in the Company’s products or incorporated in the Company’s product offerings arising from lower product sales, as well as lower amortization of product packaging and other costs. Gross profit margins decreased to 54.3% for the six months ended June 30, 2002, compared to 73.1% for the six months ended June 30, 2001. The gross margin decrease is due to a decrease in product revenue as a percentage of total revenue as well as lower margins on both product and services revenue. The decrease in service margins is due to the classification of all project management overhead in cost of services rather than general and administrative expenses as a result of eliminating internal projects in the current quarter and lower average hourly rates. Product margins are lower due to lower product revenues against which comparable product-related costs are amortized.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses decreased by approximately $8.5 million, or 56.4%, to $6.6 million for the six months ended June 30, 2002 from $15.1 million for the six months ended June 30,

2001. The decrease in sales and marketing expense was primarily attributable to lower employee compensation and related costs due to a reduction in personnel and discretionary marketing spending.

Research and Development.    Research and development expenses decreased by approximately $2.4 million, or 45.4%, to $2.9 million for the six months ended June 30, 2002, compared to $5.3 million for the prior year six-month period. This decrease was primarily attributable to lower third party contractor costs. To date, all software development costs have been expensed as incurred.

General and Administrative.    General and administrative expenses decreased by approximately $2.7 million, or 50.3%, to $2.7 million for the six months ended June 30, 2002 from $5.4 million for the six months ended June 30, 2001. This decrease was primarily attributable to lower employee compensation and related costs due to a reduction in administrative personnel and lower overhead costs.

Amortization of stock-based compensation.    Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4.6 million. Such deferred compensation is being amortized over the vesting periods of the applicable options, resulting in expense of $0.2 million and $0.5 million for the six months ended June 30, 2002 and 2001, respectively. Additionally, the $5.0 million fair value of the warrant issued to Accenture in April 2000 is being amortized over the vesting period of the warrant. Accordingly, $0.6 million of amortization expense was recognized during each of the six months ended June 30, 2002 and 2001, respectively.

Restructuring.    In the quarter ended June 30, 2002, the Company determined that it was necessary to lower its overall cost structure to more closely align it with expected revenues. As a result the Company recorded a $0.8 million restructuring charge primarily related to severance and other benefit costs for 51 employees terminated as part of the restructuring plan and a $0.45 million asset write-down for excess equipment. The asset write-down was recorded to adjust the carrying value of excess equipment to its deemed fair value of $0 as these excess assets are leased under capital leases with fair market value buy out provisions at the end of the related lease terms. The restructuring charge also included the costs of closing four regional offices. These actions are expected to save approximately $6 million on an annual basis. The Company also reversed into income approximately $59,000 of excess severance accruals originally recorded as part of the restructuring charge taken in the quarter ended September 30, 2001.

Income tax expense.    The Company recorded an income tax benefit of $2.5 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, the Company’s earnings did not include an income tax benefit, as a full tax valuation allowance against deferred tax assets generated from the Company’s net loss for the six months ended June 30, 2002 was recorded. In the fourth quarter of 2001, the Company established a valuation allowance for deferred tax assets that were previously generated. Although future taxable income of the Company may be sufficient to utilize a substantial amount of the Company’s net operating loss carryforwards and to realize its deferred tax assets, management has concluded that the realization of the Company’s deferred tax assets did not meet the “more likely than not” criteria under SFAS No. 109.

Liquidity and Capital Resources

At June 30, 2002, the Company had $37.4 million of cash, cash equivalents and short-term investments, consisting primarily of proceeds from its initial public offering. Net cash used in operating activities was $2.5 million and $4.3 million for the six months ended June 30, 2002 and 2001, respectively. The $2.5 million of cash used in the current six month period primarily consisted of a loss before amortization of stock-based compensation and depreciation and amortization totaling approximately $6.3 million offset by an increase in provision for doubtful accounts of $0.2 million, an increase in deferred revenue of approximately $1.7 million and a decrease in accounts receivable of $1.9 million.

Net cash used by investing activities was $10.5 million for the six months ended June 30, 2002, consisting primarily of a $10.2 million investment of short-term investments. During the six months ended June 30, 2002, the Company also purchased $0.3 million of property and equipment.

Net cash used in financing activities was approximately $0.5 million for the six months ended June 30, 2002. The cash used during the current year period reflects $0.4 million in capital lease payments and $0.1 million for the purchase of treasury stock.

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

In May 2002, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of its common stock in the open market. These shares may be purchased pursuant to Rule 10b-18 under the Securities Exchange Act of 1934 from time to time in the public market or through privately negotiated transactions. The timing and amount of any repurchase will be at the discretion of the Company’s management. As of June 30, 2002, the Company had repurchased 128,820 shares of its common stock at an average purchase price of $0.86 per share and at an aggregate cost of $110,760.

On June 7, 2002, the Company received a letter from Nasdaq informing the Company that, for the prior 30 consecutive trading days, the price of its common stock had closed below the minimum $1.00 per share requirement for continued listing in the Nasdaq National Market. In addition, the letter notified the Company that if the minimum bid price of the common stock had not closed above $1.00 for at least 10 consecutive trading days before September 5, 2002, the common stock would be delisted from the Nasdaq National Market, pending any appeals to Nasdaq the Company may have. The Company’s Board of Directors has determined that the continued listing of the common stock on the Nasdaq National Market is in the best interests of the Company’s stockholders. If the common stock was delisted from the Nasdaq National Market, the Board of Directors believes that the liquidity in the trading market for the common stock would be significantly decreased, which would likely reduce the trading price and increase the transaction costs of trading shares of the common stock. Accordingly, the Company filed a definitive proxy statement with the Securities and Exchange Commission on August 7, 2002 soliciting proxies from holders of the Company’s common stock to authorize a reverse stock split of the Company’s common stock. The purpose of the reverse stock split is to increase the market price of the common stock. The Board of Directors intends to effect a reverse stock split only if the Board believes that a decrease in the number of shares outstanding is likely to improve the trading price for the common stock and improve the likelihood that the Company will be allowed to maintain the common stock’s listing on the Nasdaq National Market. The reverse stock split will be effectuated at a ratio ranging from 1-for-2 to 1-for-5, as determined in the Board’s sole discretion. In addition to pursuing a reverse stock split to avoid delisting of its common stock by the Nasdaq Stock Market, the Company will continue to evaluate strategic alternatives, including opportunities to strategically grow the business, enter into strategic relationships or enter into business combinations.

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

In July 2002, the FASB issued statement No. 146. “Accounting for Costs Associated with Exit or Disposal Activities.” This statement will require the recording of exit or disposal costs when they are incurred and can be measured at fair value. A liability is incurred when an event obligates a company to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using assets in the future). These costs will be subsequently adjusted for changes in estimated cash flows. This statement is effective for exit or disposal activities initiated after December 31, 2002. This statement does not impact the treatment of liabilities for exit and disposal costs previously recorded prior to adoption. The Company does not expect that the adoption of this statement will have a material impact on the Company.

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

    Interest Rate Risk

As of June 30, 2002, the Company had cash and cash equivalents of $27.3 million. Declines in interest rates will reduce interest income from short-term investments. Based upon the balance of cash and cash equivalents at June 30, 2002, a change in interest rates of 0.5% would cause a corresponding change in annual interest income of approximately $0.1 million. At June 30, 2002, the Company also had $10.2 million in short-term investments, consisting primarily of short-term bond funds, with an average maturity of three years. A portion of these investments are in fixed rate securities. The fair value of the Company’s fixed rate investments may be adversely impacted by a rise in interest rates.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There have been no material developments to litigation involving the Company.

Item 2.     Changes in Securities and Use of Proceeds

On June 26, 2000, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-1, File No. 333-30564, relating to the initial public offering of the Company’s common stock, par value $.001 per share. As of June 30, 2002, the Company had spent approximately $15.0 million of the net proceeds for working capital and general corporate purposes. The remaining proceeds are invested in investment grade, interest-bearing securities.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

On May 9, 2002, the Company held its Annual Meeting of Shareholders.

At the meeting, three Class II directors were elected to serve a three-year term that will expire at the 2005 Annual Meeting of Shareholders. The votes cast for each director were as follows:

For election of Andrew J. McKenna
Votes for:         27,060,193
Votes withheld:     229,152

For election of Jerry Murdock
Votes for:         26,778,327
Votes withheld:     511,018

For election of John F. Sandner
Votes for:         27,060,007
Votes withheld:     229,338

The appointment of KPMG LLP as independent auditors of the Company for the fiscal year ended December 31, 2002 was ratified at the meeting with 27,167,570 shares voting in favor, 121,710 shares voting against and 65 shares abstaining.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

The following exhibits are filed as part of this Form 10-Q.

Exhibit Number	Description

3.3	Amendment to Bylaws of Click Commerce, Inc.

10.16	Employment Agreement between Michael W. Nelson and the Company dated as of August 7, 2002.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICK COMMERCE, INC.

By:	/S/ MICHAEL W. NELSON
Michael W. Nelson VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Date: August 14, 2002