Form 10-Q
period 2002-09-30
CLICK COMMERCE INC
filed 2002-11-14
CIK 1107050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
Quarterly Report Under Section 13 or 15(d)
of
The Securities Exchange Act of 1934

For the Quarter Ended September 30, 2002

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

Yes      X       No

On November 13, 2002, 8,040,115 shares of the registrant’s common stock were issued and outstanding.

CLICK COMMERCE, INC.

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2002 and September 30, 2001 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Changes in Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES		19

CERTIFICATIONS		20

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,340	$40,677
Short-term investments	10,295	—
Trade accounts receivable, net	2,455	6,670
Income taxes receivable	—	158
Other current assets	1,433	2,534

Total current assets	39,523	50,039
Property and equipment, net	2,718	3,934
Other assets	515	721

Total assets	$42,756	$54,694

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$560	$1,096
Billings in excess of revenue earned on contracts in progress	264	443
Deferred revenue	2,289	2,265
Accrued compensation	1,182	1,686
Accrued expenses and other current liabilities	1,354	2,274
Accrued restructuring	503	950
Current portion of capital lease obligations	730	815

Total current liabilities	6,882	9,529
Capital lease obligations, less current portion	177	727

Total liabilities	7,059	10,256
Shareholders’ equity:
Preferred stock	—	—
Common stock	8	8
Additional paid-in capital	84,966	85,113
Accumulated other comprehensive income—currency translation adjustment	218	125
Deferred compensation	(1,775)	(3,334)
Treasury stock	(111)	—
Accumulated deficit	(47,609)	(37,474)

Total shareholders’ equity	35,697	44,438

Total liabilities and shareholders’ equity	$42,756	$54,694

See accompanying notes to condensed consolidated financial statements.

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(dollars in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues
Product license	$214	$4,911	$1,530	$18,709
Service	3,272	6,084	12,715	17,967

Total revenues	3,486	10,995	14,245	36,676

Cost of revenues
Product license	190	272	522	924
Service (exclusive of $16 and $15 for the three months ended September 30, 2002 and 2001, respectively, and $46 and $43 for the nine months ended September 30, 2002 and 2001, respectively, reported below as amortization of stock-based compensation)	1,952	2,965	6,534	9,221

Total cost of revenues	2,142	3,237	7,056	10,145

Gross profit	1,344	7,758	7,189	26,531
Operating expenses:
Sales and marketing (exclusive of $353 and $442 for the three months ended September 30, 2002 and 2001, respectively, and $1,085 and $1,441 for the nine months ended September 30, 2002 and 2001, respectively, reported below as amortization of stock-based compensation)	1,488	5,022	8,084	20,164
Research and development (exclusive of $2 and $4 for the three months ended September 30, 2002 and 2001, respectively, and $7 and $14 for the nine months ended September 30, 2002 and 2001, respectively, reported below as amortization of stock-based compensation)	880	2,547	3,766	7,830
General and administrative (exclusive of $14 and $87 for the three months ended September 30, 2002 and 2001, respectively, and $59 and $213 for the nine months ended September 30, 2002 and 2001, respectively, reported below as amortization of stock-based compensation)	963	1,757	3,639	7,148
Amortization of stock-based compensation	385	548	1,197	1,711
Restructuring and other charges	—	1,827	1,213	1,827

Total operating expenses	3,716	11,701	17,899	38,680

Operating loss	(2,372)	(3,943)	(10,710)	(12,149)

Interest income	199	366	633	1,620
Interest expense	(26)	(28)	(58)	(79)
Other expense	—	—	—	(100)

Other income, net	173	338	575	1,441
Loss before income taxes	(2,199)	(3,605)	(10,135)	(10,708)
Income tax benefit	—	(1,276)	—	(3,817)

Net loss	$(2,199)	(2,329)	(10,135)	(6,891)

Basic and diluted loss per share	$(0.27)	(0.30)	(1.26)	(0.89)

Weighted average shares outstanding—basic and diluted	8,040,148	7,858,913	8,047,879	7,747,132
Comprehensive loss:
Net loss	$(2,199)	(2,329)	(10,135)	(6,891)
Foreign currency translation adjustment	48	7	93	(2)

Comprehensive loss	$(2,151)	(2,322)	(10,042)	(6,893)

See accompanying notes to condensed consolidated financial statements.

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
(unaudited)

	Nine Months ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(10,135)	$(6,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	1,197	1,711
Depreciation and amortization	1,181	926
Provision for doubtful accounts	312	80
Deferred income taxes	—	(3,747)
Amortization of deferred compensation	184	165
Restructuring and other charges, net of payments	3	1,827
Changes in operating assets and liabilities:
Trade accounts receivable	3,903	415
Revenue earned on contracts in progress in excess of billings	—	999
Income taxes receivable	145	—
Other current assets	1,101	(868)
Accounts payable	(635)	(841)
Billings in excess of revenues earned on contracts in progress	(179)	(530)
Deferred revenue	24	2,217
Accrued compensation	(504)	(806)
Accrued expenses and other current liabilities	(907)	(607)
Other assets	221	(101)

Net cash used in operating activities	(4,089)	(6,051)
Cash flows from investing activities:
Purchases of short-term investments	(10,295)	—
Purchases of property and equipment	(331)	(1,211)
Purchases of intangible assets	—	(685)

Net cash used in investing activities	(10,626)	(1,896)
Cash flows from financing activities:
Proceeds from exercise of stock options	32	932
Purchase of treasury stock	(111)	—
Principal payments under capital lease obligations	(636)	(556)

Net cash (used in) provided by financing activities	(715)	376
Effect of foreign exchange rates on cash and cash equivalents	93	—

Net change in cash and cash equivalents	(15,337)	(7,571)
Cash and cash equivalents at beginning of period	40,677	51,318

Cash and cash equivalents at end of period	$25,340	$43,747

Supplemental disclosures:
Property and equipment acquired under capital leases	$—	$1,673
Interest paid	58	79
Income taxes paid	—	20

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Cost Recognition

The Company recognizes product license revenue from licensing the rights to use its software. To-date substantially all product licenses have been on a perpetual basis. The Company generates service revenues from integrating its software, performing needs analyses for customers and through the sale of maintenance and training services. The Company recognizes revenue in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” For those contracts that either do not contain a services component or that have services which are not essential to the functionality of any other element of the contract, software license revenue is recognized upon shipment of the Company’s software provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. Revenue from service contracts is typically recognized as the services are performed. The revenue to be recognized from multiple-element software contracts is based on the fair value of each element. The Company records deferred revenue on software contracts for which it has billed or collected amounts, but for which the requirements for revenue recognition have not been met.

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

Cash, cash equivalents and short-term investments

The Company’s cash and cash equivalents in excess of minimum required account balances are invested primarily in money market mutual funds. The remainder of these funds are invested through a sweep arrangement in overnight Euro funds or other similar investments. The Company’s short-term investments are invested in a short-term highly-liquid bond fund. The Company may, at its discretion, withdraw some or all of the funds from this account on a daily basis. The fund is comprised primarily of corporate and other bonds that have average maturities of approximately three years and average durations of just over one year.

Reverse Stock Split

On September 4, 2002, the Company effectuated a 1-for-5 reverse stock split of its common stock. On that day each five shares of outstanding common stock of the Company automatically converted to one share of common stock. All share and per share amounts in the accompanying condensed consolidated financial statements have been retroactively restated to give effect to the September 4, 2002 reverse stock split. The authorized shares of 75,000,000 and par value of $0.001 per share for the Company’s common stock were not affected by the reverse stock split.

3.    STOCK-BASED COMPENSATION

Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4,636. Such deferred compensation is amortized on a straight-line basis over the vesting period of each individual award, resulting in $76 and $239 of stock-based compensation expense for the three months ended September 30, 2002 and 2001, respectively, and $269 and $784 for the nine months ended September 30, 2002 and 2001, respectively.

In April 2000, the Company issued a warrant to Accenture Ltd (“Accenture”) to purchase up to 163,646 shares of common stock at $61.11 per share. The warrant vests contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on April 20, 2004. The warrant contains a significant cash penalty for Accenture’s failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was measured at the date of grant in accordance with EITF Issue No. 96-18 and Statement of Financial Accounting Standards No. 123, resulting in a fair value of approximately $5,000, which was determined using the Black-Scholes option-pricing model. This amount is being amortized to expense on a straight-line basis over the vesting period of the warrant. The Company recognized amortization expense of $309 for each of the three-month periods ended September 30, 2002 and 2001, respectively, and $927 for each of the nine-month periods ended September 30, 2001 and 2002, respectively.

4.    RESTRUCTURING

In the quarter ended June 30, 2002, the Company determined that its cost structure exceeded the level suggested by its assessment of the Company’s current near-term revenue opportunities. The Company continues to experience longer sales cycles and higher executive level review and approval processes on capital projects, particularly for technology and e-commerce projects. As a result, the Company developed a plan to reduce its cost structure to a level in line with current revenue opportunities, resulting in an $821 restructuring charge. Included in this restructuring plan was the termination of 51 employees across all areas of the Company. All of these employees were notified of their termination by June 30, 2002, and were severed by August 2, 2002. The resulting employee severance and related costs are presented below. The facilities related costs represent the remaining lease payments for closing four regional offices.

In conjunction with the restructuring, the Company recorded a $451 asset impairment charge. The write-down of assets, primarily computer equipment under capital leases, was a direct result of the recent staffing reductions. The fair value of the equipment included in the write-down was deemed to be $0. The Company has no foreseeable use for the assets and the assets are under leases which at the end of the lease term the Company is required to either return the equipment or purchase the equipment at the then fair market value. The company intends to return this equipment upon expiration of the current lease terms.

As of September 30, 2002, the majority of the Company’s restructuring accrual related to employee severance, benefits and related costs. Due to extended payment terms under severance arrangements with certain employees, payments against the restructuring charge will be made through the quarter ending March 31, 2003. In the quarter ended June 30, 2002, the Company adjusted the restructuring accrual for items that were recorded as part of the restructuring charge taken in the third quarter of 2001, primarily for excess subcontractor notice-of-termination costs and employee benefit costs. The following table contains the significant components of the restructuring charge and current year-to-date activity relating to those components.

	Accrual at December 31, 2001	Additional restructuring charges	Adjustment to previous accrual	2002 YTD cash payments	Balance at September 30, 2002
Employee severance, benefits and related costs	$849	$720	$(59)	$(1,149)	$361
Facilities related costs	41	42	—	(29)	54
Other	60	59	—	(31)	88

Total	$950	$821	$(59)	$(1,209)	$503

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Click Commerce, Inc. (the “Company”) is a provider of Partner Relationship Management software products and integration services that connect large and middle market companies with their distribution channel partners. The Company’s software products and integration services enable companies to effectively manage and engage in collaborative business-to-business electronic commerce throughout all levels of their sell-side channels and processes. The Company develops, implements and supports private marketplaces, which are secure systems that use the Internet to communicate between companies with all participants in the network or chain of distribution who have a password and an Internet browser.

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

Operating expenses are classified into four general categories: sales and marketing, research and development, general and administrative and amortization of stock-based compensation. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for executive management, finance and administrative employees, legal and accounting services and until March 31, 2002, an allocation of project management overhead. Amortization of stock-based compensation represents the amortization over the related service period of the difference between the exercise price of options granted and the deemed fair market value of the underlying common stock on the date of grant, as well as amortization of the warrant issued in connection with a joint marketing agreement with Accenture Ltd. (“Accenture”).

In April 2000, the Company issued a warrant to Accenture to purchase up to 163,646 shares of common stock at an exercise price of $61.11 per share. The warrant vests contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on April 20, 2004. The warrant contains a significant cash penalty for Accenture’s failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was determined on the date of grant in accordance with Emerging Issues Task Force Issue No. 96-18 and Statement of Financial Accounting Standards No. 123 to be approximately $5.0 million, which was determined using the Black-Scholes option pricing model. This amount is included in additional paid-in capital and is being amortized to expense over the vesting period of the warrants. For the nine months ended September 30, 2002, the Company recognized $0.9 million in amortization expense. The Company expects to recognize future amortization expense of $0.3 million for the remainder of 2002, $1.2 million in 2003 and $0.4 million in 2004.

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

Results of Operations

The following table sets forth selected unaudited financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002		2001		2002		2001
	in 000’s	% of Revenue	in 000’s	% of Revenue	in 000’s	% of Revenue	in 000’s	% of Revenue
Revenues
Product license	$214	6.1%	$4,911	44.7%	$1,530	10.7%	$18,709	51.0%
Service	3,272	93.9	6,084	55.3	12,715	89.3	17,967	49.0

Total revenues	3,486	100.0	10,995	100.0	14,245	100.0	36,676	100.0

Cost of revenues
Product license	190	5.5	272	2.5	522	3.7	924	2.5
Service (a)	1,952	56.0	2,965	27.0	6,534	45.9	9,221	25.1

Total cost of revenues	2,142	61.4	3,237	29.4	7,056	49.5	10,145	27.7

Gross profit	1,344	38.6	7,758	70.6	7,189	50.5	26,531	72.3
Operating expenses:
Sales and marketing (a)	1,488	42.7	5,022	45.7	8,084	56.7	20,164	55.0
Research and development (a)	880	25.2	2,547	23.2	3,766	26.4	7,830	21.3
General and administrative (a)	963	27.6	1,757	16.0	3,639	25.5	7,148	19.5
Amortization of stock-based compensation	385	11.0	548	5.0	1,197	8.4	1,711	4.7
Restructuring and other charges	—		1,827	16.6	1,213	8.5	1,827	5.0

Total operating expenses	3,716	106.6	11,701	106.4	17,899	125.7	38,680	105.5

Operating loss	$(2,372)	(68.0)%	$(3,943)	(35.9)%	$(10,710)	(75.2)%	$(12,149)	(33.1)%

(a)	Exclusive of amortization of stock-based compensation presented as a separate caption.

Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001

Revenue

Total revenue decreased approximately $7.5 million, or 68.3%, to $3.5 million for the three months ended September 30, 2002 from $11.0 million for the three months ended September 30, 2001. Product license revenue, comprised of revenue from separate product-only agreements and from multi-element agreements accounted for under a percentage-completed basis using milestones that specifically relate to product deliveries, decreased by $4.7 million, or 95.6%, as a result of a decrease in the number of new contracts and the average selling price of the current quarter’s contracts due to the economic slowdown and significant decline in information technology spending. Service revenue, comprising fees related to time and materials service contracts, maintenance, training and needs analyses, reimbursement of out-of-pocket expenses, as well as multi-element agreements accounted for under a percentage-completed basis using hours of input or milestones that specifically relate to integration and customization services, decreased by $2.8 million, or 46.2%, over the prior year quarter. This decrease was due to professional services delivered on a time and material basis being lower by $2.1 million, needs analysis and addenda contracts being lower by $0.4 million, and service revenue from multi-element contracts being lower by $0.3 million. In any period, service revenue from time and materials contracts is dependent on, among other things, license transactions closed during the current and preceding quarters and customer decisions regarding implementations of licensed software.

Cost of Revenue

Total cost of revenue decreased approximately $1.1 million, or 33.8%, to $2.1 million for the three months ended September 30, 2002 compared to $3.2 million for the three months ended September 30, 2001. This cost of revenue decrease was primarily a result of lower third party contractor costs and employee compensation and related costs due to a reduction in project management personnel. Cost of product revenue decreased by $0.1 million or 30.1% due to lower royalty fees for licensed third party software that is embedded in the Company’s products or incorporated in the Company’s product offerings arising from lower product sales, as well as lower amortization of product packaging and other product costs. Gross profit margins decreased to 38.6% for the three months ended September 30, 2002, compared to 70.6% for the three months ended September 30, 2001. The gross margin decrease was due to a decrease in product revenue as a percent of total revenue as well as lower margins on both product and services revenue. The decrease in service margins was due to a classification of project management overhead in cost of services in the current quarter, lower average hourly rates and a lower utilization rate for the professional services staff in the current quarter. Product margins were lower due to lower product revenues against which comparable product-related costs are amortized.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses decreased by approximately $3.5 million, or 70.4%, to $1.5 million for the three months ended September 30, 2002 from $5.0 million for the three months ended September 30, 2001. The decrease in sales and marketing expense was primarily attributable to lower employee compensation and related costs due to a reduction in personnel and from lower discretionary marketing spending.

Research and Development.    Research and development expenses decreased by approximately $1.7 million, or 65.4%, to $0.9 million for the three months ended September 30, 2002, compared to $2.6 million for the prior year three-month period. This decrease was primarily attributable to lower third party contractor costs and a reduction in salaries. To date, all software development costs have been expensed as incurred.

General and Administrative.    General and administrative expenses decreased by approximately $0.8 million, or 45.2%, to $1.0 million for the three months ended September 30, 2002 from $1.8 million for the three months ended September 30, 2001. This decrease was primarily attributable to lower employee compensation and related costs due to a reduction in administrative personnel and lower overhead costs.

Amortization of stock-based compensation.    Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4.6 million. Such deferred compensation is being amortized over the vesting periods of the applicable options, resulting in expense of $0.1 million and $0.2 million for the three months ended September 30, 2002 and 2001, respectively. Additionally, the $5.0 million fair value of the warrant issued to Accenture in April 2000 is being amortized over the vesting period of the warrant. Accordingly, $0.3 million of amortization expense was recognized during each of the three months ended September 30, 2002 and 2001, respectively.

Restructuring.    The Company did not record a restructuring charge in the quarter ended September 30, 2002.

Income tax expense.    The Company recorded an income tax benefit of $0.7 million for the three months ended September 30, 2001. For the three months ended September 30, 2002, the Company’s earnings did not include an income tax benefit, as a full tax valuation allowance against deferred tax assets generated from the Company’s net loss for the three months ended September 30, 2002 was recorded. In the fourth quarter of 2001, the Company established a valuation allowance for deferred tax assets that were previously generated. Although future taxable income of the Company may be sufficient to utilize a substantial amount of the Company’s net operating loss carry forwards and to realize its deferred tax assets, management has concluded that the realization of the Company’s deferred tax assets did not meet the “more likely than not” criteria under SFAS No. 109.

Comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001

Revenue

Total revenue decreased approximately $22.4 million, or 61.2%, to $14.2 million for the nine months ended September 30, 2002 from $36.7 million for the nine months ended September 30, 2001. Product license revenue, comprised of revenue from separate product-only agreements and from multi-element agreements accounted for under a percentage completed basis using milestones that specifically relate to product deliveries, decreased by $17.2 million, or 91.8%, as a result of a decrease in the number of new contracts and the average selling price of the 2002 contracts due to the economic slowdown and significant decline in information technology spending. Service revenue, comprised of fees related to time and materials service contracts, maintenance, training and needs analyses, reimbursement of out-of-pocket expenses, as well as multi-element agreements accounted for under a percentage completed basis using hours of input or milestones that specifically relate to integration and customization services, decreased by $5.3 million, or 29.2%, over the prior year quarter. This decrease was due to professional services revenue delivered on a time and materials basis being lower by $2.7 million, needs analysis and addenda contracts revenue being lower by $1.7 million, services revenue from multi-element contracts being lower by $2.1 million and training revenue being lower by $0.2 million. The service revenue decrease was offset by a $1.4 million increase in maintenance and support services.

Cost of Revenue

Total cost of revenue decreased approximately $3.1 million, or 30.4%, to $7.0 million for the nine months ended September 30, 2002 compared to $10.1 million for the nine months ended September 30, 2001. This cost of revenue decrease was primarily a result of lower third party contractor costs and employee compensation and related costs due to a reduction in project management personnel. Cost of product revenue decreased by $0.4 million or 43.5% due to lower royalty fees for licensed third party software that is embedded in the Company’s products or incorporated in the Company’s product offerings arising from lower product sales, as well as lower amortization of product packaging and other costs. Gross profit margins decreased to 50.5% for the nine months ended September 30, 2002, compared to 72.3% for the nine months ended September 30, 2001. The gross margin decrease was due to a decrease in product revenue as a percent of total revenue as well as lower margins on both product and services revenue. The decrease in service margins was due to a classification of project management overhead in cost of services, lower average hourly rates and lower professional services staff utilization. Product margins were lower due to lower product revenues against which comparable product-related costs are amortized.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses decreased by approximately $12.1 million, or 59.9%, to $8.1 million for the nine months ended September 30, 2002 from $20.2 million for the nine months ended September 30, 2001. The decrease in sales and marketing expense was primarily attributable to lower employee compensation and related costs due to a reduction in personnel and discretionary marketing spending.

Research and Development.    Research and development expenses decreased by approximately $4.1 million, or 51.9%, to $3.8 million for the nine months ended September 30, 2002, compared to $7.8 million for the prior year nine month period. This decrease was primarily attributable to lower third party contractor costs and a reduction in salaries. To date, all software development costs have been expensed as incurred.

General and Administrative.    General and administrative expenses decreased by approximately $3.5 million, or 49.1%, to $3.6 million for the nine months ended September 30, 2002 from $7.1 million for the nine months ended September 30, 2001. This decrease was primarily attributable to lower employee compensation and related costs due to a reduction in administrative personnel and lower overhead costs.

Amortization of stock-based compensation.    Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation expense of $4.6 million. Such deferred compensation expense is being amortized over the vesting periods of the applicable options, resulting in expense of $0.3 million and $0.8 million for the nine months ended September 30, 2002 and 2001, respectively. Additionally, the $5.0 million fair value of the warrant issued to Accenture in April 2000 is being amortized over the vesting period of the warrant. Accordingly, $0.9 million of amortization expense was recognized during each of the nine months ended September 30, 2002 and 2001, respectively.

Restructuring.    In the quarter ended June 30, 2002, the Company recorded a $0.8 million restructuring charge primarily related to severance and other benefit costs for 51 employees terminated as part of the restructuring plan and a $0.45 million asset write-down for excess equipment. The asset write-down was recorded to adjust the carrying value of excess equipment to its deemed fair value of $0 as these excess assets are leased under capital leases with fair market value buy out provisions at the end of the related lease terms. The restructuring charge also included the costs of closing four regional offices. The Company expects these actions to save approximately $6 million on an annual basis. The Company also reversed into income approximately $59,000 of excess severance accruals originally recorded as part of the restructuring charge taken in the quarter ended September 30, 2001.

Income tax expense.    The Company recorded an income tax benefit of $3.8 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, the Company’s earnings did not include an income tax benefit, as a full tax valuation allowance against deferred tax assets generated from the Company’s net loss for the nine months ended September 30, 2002 was recorded. In the fourth quarter of 2001, the Company established a valuation allowance for deferred tax assets that were previously generated. Although future taxable income of the Company may be sufficient to utilize a substantial amount of the Company’s net operating loss carry forwards and to realize its deferred tax assets, management has concluded that the realization of the Company’s deferred tax assets did not meet the “more likely than not” criteria under SFAS No. 109.

Liquidity and Capital Resources

At September 30, 2002, the Company had $35.6 million of cash, cash equivalents and short-term investments, consisting primarily of proceeds from its initial public offering. Net cash used in operating activities was $4.1 million and $6.1 million for the nine months ended September 30, 2002 and 2001, respectively. The $4.1 million of cash used in the current nine month period primarily consisted of a loss before amortization of stock-based compensation and depreciation and amortization totaling approximately $7.8 million offset by current assets of $1.1 million less a decrease in accrued compensation, expenses and other current liabilities of $1.4 million and a decrease in accounts receivable of $3.9 million.

Net cash used by investing activities was $10.6 million for the nine months ended September 30, 2002 reflecting the diversification of investments from money market and overnight Euro and corporate paper investments to short-term highly liquid bond funds comprised of corporate and other bonds with average original maturities greater than 90 days. The transfer of funds to these short-term investments was $10.3 million in the nine-month period ended September 30, 2002. During the nine months ended September 30, 2002, the Company also purchased $0.3 million of property and equipment.

Net cash used in financing activities was approximately $0.7 million for the nine months ended September 30, 2002. The cash used during the current year period reflects $0.6 million in capital lease payments and $0.1 million for the purchase of treasury stock under the Company’s approved stock buy-back program.

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

In May 2002, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of its common stock in the open market. These shares may be purchased pursuant to Rule 10b-18 under the Securities Exchange Act of 1934 from time to time in the public market or through privately negotiated transactions. The timing and amount of any repurchase will be at the discretion of the Company’s management. As of September 30, 2002, the Company had repurchased 25,764 shares of its common stock at an average purchase price of $4.30 per share and at an aggregate cost of $110,760.

On August 30, 2002, at a special meeting of its stockholders, an amendment to the Company’s certificate of incorporation was approved in order to effect a reverse stock split of the Company’s common stock at a ratio between 1-for-2 and 1-for-5, as determined by the Company’s Board of Directors. At a special meeting of the Board of Directors on August 30, 2002, the Board of Directors approved a 1-for-5 reverse stock split of the Company’s common stock effective as of September 4, 2002, in order to improve the trading price for the common stock and improve the likelihood that the Company will be allowed to maintain the common stock’s listing on the Nasdaq National Market by satisfying the minimum bid requirement for continued listing on the Nasdaq National Market System. As previously disclosed by the Company on a Current Report on Form 8-K dated September 4, 2002, the Company received on September 9, 2002, a letter from Nasdaq informing the Company that the Company had not satisfied the minimum bid price requirement for listing of its common stock and that it would be delisted on September 17, 2002. The Company appealed such notice on September 12, 2002, requesting a hearing before a listing qualification panel to review such delisting determination. Subsequently, Nasdaq informed the Company that it had evidenced compliance with the bid price requirement for continued listing on the Nasdaq National Market.

In addition, the Company continues to evaluate strategic alternatives, including opportunities to strategically grow the business, enter into strategic relationships or enter into business combinations. The Company can provide no assurance that it will consummate any such strategic alternatives and may elect to terminate such evaluation at any time.

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

In July 2002, the FASB issued statement No. 146. “Accounting for Cost Associated with Exit or Disposal Activities.” This statement will require the recording of exit or disposal costs when they are incurred and can be measured at fair value. A liability is incurred when an event obligates a company to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using assets in the future). These costs will be subsequently adjusted for changes in estimated cash flows. This statement is effective for exit or disposal activities initiated after December 31, 2002. This statement does not impact the treatment of liabilities for exit and disposal costs previously recorded prior to adoption.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended:

Statements in this Form 10-Q that are not historical facts and refer to the Company’s future prospects are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate” and other similar words and expressions. The statements are subject to risks and uncertainties and actual results may differ materially from those indicated by these forward-looking statements as a result of various factors, including but not limited to, the ability of the Company to execute on its plan to enter into strategic alliances with system integrators and business consultants, the extent of customer acceptance and utilization of the Company’s channel management solutions, the impact of competitive products and services, the Company’s ability to manage growth and to develop new and enhanced versions of its products and services, the effect of economic and business conditions, the volume and timing of customer contracts, and related approval processes capital and intellectual property spending of Click Commerce’s target customers, changes in technology, deployment delays or errors associated with the Company’s products and the Company’s ability to protect its intellectual property rights. For a discussion of these and other risk factors that could affect the Company’s business, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which is on file with the Securities and Exchange Commission.

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

Interest Rate Risk

As of September 30, 2002, the Company had cash and cash equivalents of $25.3 million. Declines in interest rates will reduce interest income from short-term investments. Based upon the balance of cash and cash equivalents at September 30, 2002, a change in interest rates of 0.5% would cause a corresponding change in annual interest income of approximately $0.1 million. At September 30, 2002, the Company also had $10.3 million in short-term investments, consisting primarily of short-term bond funds, with an average maturity of three years. A portion of these investments are in fixed rate securities. The fair value of the Company’s fixed rate investments may be adversely impacted by a rise in interest rates.

Item 4.    Controls and Procedures

Within the 90 day period prior to the filing of this report, the Company carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On or about December 4, 2001, a putative securities class action, captioned Murphy v. Click Commerce, Inc., et at, Civil Action 01-CV-11234 was filed against the Company, two of the Company’s executive officers and Morgan Stanley & Co., Dain Rauscher Incorporated, Lehman Brothers, Inc., Deutsche Bank Securities, Inc., and U.S. Bancorp Piper Jaffray, Inc., the underwriters of the Company’s initial public offering, in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 (the “Securities Act”) against all defendants, a violation of Section 15 of the Securities Act against two of the Company’s executive officers and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act of 1934, including Rule 10b-5 promulgated thereunder, against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between June 26, 2000 and December 6, 2000. As of September 30, 2002, various plaintiffs have filed similar actions asserting virtually identical allegations against approximately 300 other companies.

Although some global settlement discussions have taken place among the various affected parties, there have been no significant developments in the litigation. No discovery has occurred to date, and no dispositive motions have been filed. The Company intends to defend the lawsuit vigorously. No assurance can be given, however, that this matter will be resolved in the Company’s favor.

Item 2.    Changes in Securities and Use of Proceeds

On June 26, 2000, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-1, File No. 333-30564, relating to the initial public offering of the Company’s common stock, par value $.001 per share. As of September 30, 2002, the Company had spent approximately $16.8 million of the net proceeds for working capital and general corporate purposes. The remaining proceeds are invested in investment grade, interest-bearing securities.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

On August 30, 2002, the Company held a Special Meeting of Shareholders.

At the meeting, an amendment to the Company’s Certificate of Incorporation to affect a reverse stock split ranging from 1-for-2 to 1-for-5 as determined by the Board of Directors was approved. The votes cast were as follows:

For approval of amendment to certificate of incorporation to effect a reverse stock split:

Votes for:	36,818,816
Votes against:	39,893
Votes withheld:	10,210

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

The following exhibits are filed as part of this Form 10-Q.

Exhibit Number	Description

3.4	Amendment to Certificate of Incorporation of Click Commerce, Inc.

99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

Report on Form 8-K dated September 4, 2002 the Company’s approval and authorization of a 1-for-5 reverse stock split of the Company’s common stock.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICK COMMERCE, INC.

By:	/s/ MICHAEL W. NELSON
Michael W. Nelson Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: November 14, 2002

CERTIFICATIONS

I, Michael W. Ferro, Jr., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Click Commerce, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date
November 14, 2002

/s/ MICHAEL W. FERRO, JR.
Michael W. Ferro, Jr.
Chief Executive Officer and Chairman of the Board of Directors

I, Michael W. Nelson, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Click Commerce, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date
November 14, 2002

/s/ MICHAEL W. NELSON
Michael W. Nelson
Vice President, Chief Financial Officer and Treasurer