Form 10-K
period 2002-12-31
CLICK COMMERCE INC
filed 2003-03-31
CIK 1107050

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2002
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

        As of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $13,627,000. The aggregate market value was calculated by using the closing price of the common stock as of that date on the NASDAQ National Market. Shares of common stock held by officers, directors, and 5% or more stockholders have been excluded in making that calculation because such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 28, 2003, there were 8,092,786 shares of the registrant's common shares issued and outstanding.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE

        Portions of the registrant's Definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be held on May 2, 2003 are incorporated by reference in Part III of this report.

CLICK COMMERCE, INC.

INDEX

Item No.			Page Number
PART I
1	.	Business	3
2	.	Properties	19
3	.	Legal Proceedings	19
4	.	Submission of Matters to a Vote of Security Holders	19
PART II
5	.	Market for Registrant's Common Stock and Related Shareholder Matters	20
6	.	Selected Financial Data	21
7	.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
7	A.	Quantitative and Qualitative Disclosures About Market Risk	32
8	.	Consolidated Financial Statements and Supplementary Data	33
9	.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	33
PART III
10	.	Directors and Executive Officers of the Registrant	34
11	.	Executive Compensation	34
12	.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	34
13	.	Certain Relationships and Related Transactions	34
14	.	Controls and Procedures	34
PART IV
15	.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	35

PART I

        This report and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from those indicated in such forward-looking statements. Some of the factors that may cause actual results to differ include, but are not limited to, those discussed in "Risk Factors" contained in Item 1 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this report and "Quantitative and Qualitative Disclosures About Market Risk" contained in Item 7a of this report.

Item 1.    Business

General

        We were incorporated in Delaware in August of 1996 under the name Click Interactive, Inc. In December 1999, we changed our name to Click Commerce, Inc. Our principal executive offices are located in Chicago, Illinois. We completed our initial public offering on June 30, 2000 and our common stock is listed on the NASDAQ National Market under the symbol "CKCM." As used herein, Click Commerce includes Click Commerce, Inc. and its wholly owned subsidiaries. Additional information about Click Commerce is available on our website at www.clickcommerce.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through our website.

Overview

        We provide business-to-business partner relationship management software products that connect large, global manufacturing companies with their distribution channel partners. Click Commerce software products and supplemental integration services enable manufacturers to effectively manage and engage in collaborative business-to-business interactions throughout their sell-side channels and processes. The software we offer uses the Internet to enable communication between companies and all participants in the network or chain of distribution who have a password and an Internet browser. These partners may include:

  •
  distributors;

  •
  dealers;

  •
  retailers;

  •
  original equipment manufacturers;

  •
  resellers;

  •
  specifiers;

  •
  affiliates;

  •
  service centers and contractors;

  •
  channel partners' employees; and

  •
  channel partners' customers.

        By providing an easy way for distribution channel partners to communicate and transact business, our software products enable companies to strengthen and broaden their relationships with their partners, as well as their customers, through continuous access to information and ability to process transactions.

        Many global companies provide sales, service and after-market support for their goods and services through complex distribution channels. These channels have traditionally been limited by inefficient, labor intensive, error-prone communication processes driven by mail, phone and fax. Our software products permit faster and more accurate transaction processing and communication than these traditional methods. Our software products also reduce the hidden costs of errors and delays in information delivery by reducing the need for human involvement. We believe that providing information and transacting business using software applications designed to manage channel relationships can improve the commercial relationships among a company and its distribution channel partners and provide benefits to all participants in the distribution channel by improving efficiency, financial performance, customer service and brand loyalty.

        The Click Commerce solution, comprised of the Partner Portal, fourteen business applications, and the Click Commerce Developer Studio, automates communication and business processes across the distribution channel. The Click Commerce system is personalized to each individual user, accommodating, for example, each user's language, time zone and currency preferences. Companies using our software products can receive and track orders, provide warranty information and provide product and pricing information to their channel partners. Our system is specifically designed to use the Internet and integrates with existing back-office computer systems, without requiring significant additional technology expenditures.

        We currently market our products and integration services through our direct sales force and our joint marketing relationships, primarily to large, global companies that have large distribution networks.

Industry Background

  Limitations of Existing Distribution Channel Management Products and Services

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

        Companies have worked to develop technologies and software to overcome the problems and limitations presented by traditional forms of communication and processes to transact business. Many companies have developed internally or purchased enterprise resource planning software as a means to better manage their businesses. Enterprise resource planning software systems are used for identifying and planning a company's resources needed to fill customer orders. These systems, however, have not traditionally been designed to communicate outside of an enterprise, and therefore do not provide real-time communication with business partners. In addition, enterprise resource planning software systems are expensive and take a significantly long time to implement, typically anywhere from 12 to 24 months depending on the complexity of the system and the size of the company.

        Electronic data interchange ("EDI") attempted to solve the problem of facilitating real-time communication by providing a means for the paperless exchange of documents between a company and its customers, such as purchase orders, shipment authorizations, advanced shipment notices and invoices. EDI is inflexible because it is based on pre-defined, fixed data formats that are not easily adjusted. EDI systems also typically require the use of expensive and proprietary communications networks, and specific software that may require difficult and time-consuming point-to-point integration. In addition, EDI is not readily "scalable," or able to run on multiple servers to accommodate a larger number of users, for large numbers of small business partners, and because information is stored and sent at specific time intervals, known as batched processes, it lacks real-time data exchange capability.

        We believe that the system that manufacturers, and businesses in general, require is one that allows them to conduct business through a communications network that integrates all aspects of the distribution channel and takes advantage of existing back-office computer systems. In addition, companies need to be able to easily exchange information and conduct transactions securely, reliably and in real-time. The system must be flexible enough to meet the unique business process requirements of large, multi-national organizations with complex distribution channels and must be highly scalable and rapidly deployable.

Growth Strategy

        Our objective is to offer the most comprehensive business-to-business partner relationship management software products that automate the business processes between large, global companies and their channel partners. Key elements of our strategy to achieve this objective include:

          Targeting Large, Global Enterprises.    We believe, based on the breadth of applications we offer, we have developed the most comprehensive business-to-business software products and integration services currently available for large, global companies. By focusing on the complex needs of these companies, we provide them with significant competitive advantages, such as improved efficiency, financial performance, customer service and brand loyalty, through effectively managing their complex distribution networks. We specifically target divisions of these large companies. Once we have sold to a division, there are numerous opportunities to sell to other divisions within the organization. We believe that this provides us with significant leverage in our sales model. We intend to continue to primarily target large, multi-national corporations.

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

          Acquiring Complementary Businesses.    The Company continues to evaluate strategic alternatives, including opportunities to grow the business by entering into business combinations that will increase the breath and depth of our product offerings. Such combinations would enlarge our customer base, provide additional revenue streams, and leverage our existing infrastructure.

The Click Commerce Solution

        We deliver partner relationship management products and integration services that enable global corporations to create a competitive advantage by collaborating with their trading partners. Our software provides the infrastructure and applications that global enterprises use to extend their organizations to any member of their partner network. Using our products, dealers, distributors, retailers, original equipment manufacturers, resellers, service centers and independent contractors, along with each of their respective employees and all of their customers can engage in collaborative business. Our software products and integration services provide our customers with the following benefits:

          Improved Relationships with Channel Partners and Consumers.    Our software products help global companies build stronger relationships with their partners by making it easier to exchange information and transact business with each other. With our system, companies can effectively maintain a direct relationship with even the smallest of their channel partners. In addition, our system is capable of allowing our customers and their channel partners to make a direct connection with consumers where one might not have previously existed by providing consumers with direct access to the manufacturer. This allows our customers to effectively build brand awareness and brand loyalty and potentially target consumers with ancillary sales such as parts, accessories and financing. We believe that the ease with which channel partners can securely transact business and exchange information quickly translates into a significant competitive advantage for our customers.

          Improved Efficiency and Reduced Operating Cost.    The direct connection with channel partners and the automation of multiple processes afforded by our software products enable our customers to reduce personnel costs in areas such as call centers, regional offices, sales support and administration. Transaction costs are also lowered by the reduced need for manual entry of information from faxed and phoned-in purchase orders and manual processing of paper checks, invoices and shipping notices. In addition, error rates are reduced by the reduction in human involvement. The fact that our customers can communicate and transact business in real-time with their channel partners may also allow them to reduce the time it takes them to fulfill orders and to maintain lower inventories.

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

        Our software allows our customers to:

  •
  Leverage the extensive investments that they have made in back-office systems, such as enterprise resource planning ("ERP"), supply chain planning ("SCP"), and customer relationship management ("CRM"). Our products draw upon the capabilities and information contained within these systems to provide a uniform experience to partners and customers.

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

  •
  Extend their brands to reach new customers. Our software provides an environment that not only ensures consistent treatment of corporate branding and marketing messages, but also permits controlled distribution of product information to a broad audience of partners, customers and prospects.

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

Products

        Our software can be readily integrated with back-office systems such as ERP systems, SCP systems and CRM systems. In some cases, our customers have requested that the software interoperate with systems at partner businesses, typically ERP or dealer management systems. The open architecture of the Click Commerce products supports this integration. The software uses a modular design that allows rapid configuration of solutions that meet the needs of a wide variety of customers.

        Our software consists of the Partner Portal platform—which includes the Relationship Manager, Portal Framework, and the Commerce Suite—the Click Commerce Developer Studio, and fourteen business applications, which manage the relationships in the partner network and deliver functionality that manages the partner life cycle, and pre-sales, sales and post-sales transactions. These components are:

          Relationship Manager:    As the cornerstone of every installation, the Relationship Manager models and records all of the relevant information about partner relationships, as well as the hundreds of thousands of transactions that are processed through the system. This software ensures that content, interactions and transactions are tailored to conform to the needs and interests of each partner. The Relationship Manager also allows our customers' trading partners and employees to administer and maintain content using only a Web browser and enables every member of the channel to transact real-time business, twenty-four hours a day.

          Portal Framework:    The Portal Framework provides a common site framework that is used throughout the customer's channel network. It is an element of the software that is configurable and addresses commonly developed site features allowing a customer to customize the look and feel, the navigation of the site, the overall layout of the site to match their specifications and branding.

          Commerce Suite:    A broadly featured, integrated solution to support and measure online transactions throughout a channel network. The Commerce Suite offers a product catalog, multi-tiered order administration, promotions marketing, and account visibility.

          Click Performance:    Click Performance provides Click Commerce customers with an intuitive data analysis solution that allows the measurement of performance through the distribution channel. The powerful business intelligence that Click Performance uncovers allows customers to continuously improve and to identify the most profitable customers and partners.

          Account Manager:    Account Manager empowers companies and their partners to view and manage critical customer data, including invoices, credits, rebates, contact and account history. The solution facilitates self-service and reduces costs/errors by enabling users to make payments online as well as reconcile their accounts.

          Claims Manager:    Claims Manager increases after-market sales and service by automating the post-sales processes. The solution provides the ability to manage returns and warranty information, including registration, verification, tracking and repair history, transforming aftermarket activities into a streamlined, self-service process.

          Collaboration Manager:    Collaboration Manager enables teams of internal and external users to communicate, share, and manage data in relation to complex projects from disparate geographic locations. By virtually relocating dispersed teams, Collaboration Manager helps companies improve their workflow, speeding time-to-market for new products and reducing communication costs.

          Configuration Manager:    Configuration Manager streamlines operations for organizations that sell, price and quote complex products and services by enabling partners and customers to match their requirements to the best available product configurations. The solution also reduces reliance on product experts for sales support, shortening sales cycles and improving sales effectiveness.

          Content Manager:    This offering enables companies to integrate their Partner Portal solution with a new or existing content management system to maintain highly dynamic web-based content thereby reducing the cost of creating, maintaining, and presenting personalized content throughout the channel network.

          Developer Studio:    The Click Commerce Developer Studio enables system integrators and Click customers to extend and tailor the Click Commerce software to meet specific needs. With over 100 Click Commerce-centric web controls, the Developer Studio provides tools for developers to create their own applications leveraging the Click Commerce Partner Portal platform.

          Inventory Manager:    Inventory Manager enables companies and their partners to locate inventory anywhere in the distribution network, helping to improve forecasting and automate replenishment.

          Lead Manager:    Lead Manager allows companies to manage customer leads, through any online interaction and regardless of channel complexity, with a robust business process management engine that ensures follow-up via a closed-loop methodology. Lead Manager distributes leads to appropriate users/partners and tracks the responsiveness ensuring that leads receive timely follow-up, reducing lost sales.

          Learning Manager:    Learning Manager provides personalized course catalogs, registration for classroom-led and online training and testing management capabilities. The solutions ensure that partners, employees, and service providers are kept aware of the latest product developments and are provided with point-of-sale expertise while reducing the costs associated with distributing and validating that information.

          Marketing Manager:    Marketing Manager generates, maintains, and maximizes channel partner loyalty by driving leads and delivering personalized, targeted content to partners and customers. Companies are able to increase the effectiveness of interaction with partners and customers by providing them with the tools and content to maintain profitable relationships.

          Price and Contract Manager:    This application delivers accurate, real-time buying and selling experiences for customers by enabling channel partners to configure pricing rules to manage relationship-level contracts and prices. Partners and customers enjoy fast and cost-effective order placement without sacrificing negotiated contract pricing, removing a common barrier to doing business over the Internet.

          Quote Manager:    Quote Manager enables customers and partners to react to opportunities with tailored quotations and provides tracking of the sales process until it transforms into a sale. Channel partners are able to streamline the quote and response process, by providing that accurate information regarding the status of inquiries is available to all involved parties.

          Service Manager:    Service Manager enables service personnel with the ability to manage service requests, create and maintain service work orders, and view unit maintenance history online in a streamlined, self-service process. The solution makes service partners more efficient, empowering corporations to simplify and accelerate the aftermarket service process for customers, to improve satisfaction and stimulate repeat business.

          B2B Integrator:    The B2B Integrator product is designed to reduce the time and effort required to create and manage integration between Click Commerce software and other software systems, either at the Click Commerce customer or at its partners.

Technology

        We deliver our solutions through tightly integrated, high-performance technologies designed for maximum compatibility with customers' existing systems and computing environments. Proven, scalable, fault-tolerant architecture and best-of-breed integration methods ensure that Click Commerce software works with database, ERP, wireless technology, field dispatch systems and financial systems, as well as hardware and software from all major vendors. The Click Commerce solution uses standard scripting languages, allowing functionality to be easily woven into complex business processes.

        The Partner Portal provides a platform for implementing sophisticated partner relationship management applications. It provides a framework to incorporate these applications, as well as other company intranet and external portals. This framework can be personalized to fit the needs of the implementation at a site level, as well as at a partner and user level. Without customization, it provides all the basic functionality of a business-to-business site including partner registration, partner communications, promotions delivery, catalog, and commerce features. All functionality is built upon the Microsoft.NET framework.

        The Click Commerce architecture is what is called "service-oriented." This is a software design pattern that establishes an architecture made up of robust modules of functionality called services. These services can be core or common services such as authentication, personalization and globalization, as well as application-specific services such as order presentment, catalog search, status inquiry, etc. These services are then loosely coupled to the architecture—meaning that the service is not permanently imbedded in the software—allowing alternative services to be plugged-in in their place. Each layer of the Click Commerce architecture offers these pluggable services, with communications between the layers being handled by eXtensible Markup Language ("XML"). From the display layer, to business components, to data access, XML provides a consistent and open technology for interoperating with our platform.

        The Partner Portal product comes bundled with the Click Commerce management portal, called the Relationship Manager. It provides services to manage and model representation of a sophisticated channel, complete with partner organizational structure, business relationships between partners, and relationships between users and the partners with which they interact. It is responsible for providing a common security framework, globalization services, and tools for site configuration and deployment. Relationship Manager is responsible for capturing all site activity and transactions, so that our customer can use our Click Performance product, as well as other business intelligence tools to report site metrics and evaluate return on investment. It provides a personalization component that allows the targeting of content including: catalog information, pricing, promotions, and documentation to different individuals and partners within the distribution network. Finally, the Relationship Manager delivers business process management through configurable business rules abstracted from the applications it supports.

        Our Developer Studio delivers on the power of .NET by providing the re-usable components, tools, and guidelines to extend and maintain a Click Commerce implementation. Rich APIs (application programming interfaces), sample applications, design-time web controls, web services, and documentation delivered through the Click Commerce Developer Network ("CCDN") provide the flexibility to allow our customers to shape the solution to fit their needs. This investment in extensibility allows our customers to deploy integrations inside as well as outside the enterprise. This is critical in large multi-division companies and marketplaces where maximum flexibility and self-sufficiency are required.

        Our application suite provides an extensively featured set of applications that are built using the same-layered approach as the Partner Portal. Each application consists of a display layer built using Microsoft's ASP and .NET technologies. This allows for rapid deployment and tailoring of the product to specific client requirements. In addition, business logic drawn from years of experience in complex channels is encapsulated in components that are easily reused and integrated. Each application leverages the Click Commerce Relationship Manager to understand the complex business relationships between large, global companies and their distribution channels.

Professional Services and Customer Support

        We offer a variety of professional services in connection with our software, including integration services, training, maintenance and customer support.

        Project consulting and implementation services.    Our professional services are delivered under our Click Start Methodology developed from a collection of best practices culled from our experience with previous customer implementations. The Click Start Methodology utilizes several tools and templates to effectively leverage our knowledge capital, including resource and project planning, scheduling, timing and piloting the engagement. Our professional services teams are staffed with project managers and developers who are experienced in both the underlying programming language of our software as well as the customer system and Internet technologies surrounding our product implementations. We have also entered in agreements with outside consulting firms to implement our software, including Accenture and Cap Gemini Ernst & Young. In implementations performed by these outside firms, we may provide technical support through our professional services organization.

        Training.    We believe that customer education is essential to fully leverage the system functions and technology. We have developed a curriculum of courses specifically designed for our customers' key users and technical staff. Our course offerings can be performed either at our facilities or at the customer's site and are usually between two and four days long, depending on the specific class.

        Maintenance and customer support.    We take a personalized approach to support. We work proactively with our customer base to ensure ongoing success. We offer rapid resolution through our support team and Click Connect, the Click Commerce customer portal, collaborative planning of portal updates and software upgrades, dedicated support teams that understand our customers' implementations, and managed services to outsource routine partner portal operations and maintenance. We provide access to our team of knowledgeable specialists twenty-four hours a day, seven days a week.

Customers

        We have established a strong, referenceable portfolio of Global 2000 clients. Our clients are alike in that they have complex products and multi-level, hierarchical relationships with a broad range of channel partners. The following is a partial list of the companies that have licensed our software and that we believe are representative of our overall customer base. We do not intend the identification of these customers to imply that these customers are actively endorsing or promoting our products.

Automotive and Transportation Equipment		Chemical and Process Manufacturing		Industrial Products		Durable Consumer Goods
•	Delphi Automotive Systems	•	AstraZeneca	•	Alstom Power	•	Black and Decker
•	Kawasaki Motor Corporation	•	Lubrizol	•	Emerson	•	Callaway Golf
•	Nissan Forklift	•	Lyondell	•	Lincoln Electric	•	Kenwood
•	PACCAR, Inc.	•	Ondeo Nalco	•	Tellabs	•	Mitsubishi
•	Volvo Truck & Bus	•	Schwarz	•	York	•	Motorola

Research and Development

        We have made and will continue to make investments in research and development through internal development, technology acquisitions and joint marketing and business development relationships. In fiscal 2002, 2001 and 2000, we spent approximately $4,230,000, $9,656,000 and $6,895,000, respectively, on research and development. Our research and development staff is responsible for enhancing our existing products and services and expanding our product line and services offered. Our current product development activities focus on product enhancements to increase the robustness, functionality and ease of integration of our configurable applications and the Relationship Manager and the integration of external services and partner technology.

Sales and Marketing

        We market our products and services through our direct sales force and also through our joint marketing relationships. Our sales force is assisted throughout the sales process by a team consisting of a Click Commerce business consultant, technical consultant, and a project manager. This team oversees the project from start to finish and is responsible for ensuring that the client receives the best partner relationship management solution in the shortest period of time. To complement our direct sales efforts, we also use methods such as telemarketing, direct mail campaigns, Web site marketing and speaking engagements to build market awareness of Click Commerce and our products and to generate leads. Our clients provide extremely strong references for us to our prospects and the industry analyst community.

        We strive to identify "qualified prospects," which are potential customers that meet a majority of the following criteria:

  •
  Global enterprise with over $500 million in revenues or a division with over $500 million in revenues;

  •
  Complex sales/distribution network;

  •
  Recognized brand name;

  •
  Senior management sponsorship initiative; and

  •
  Desire for a rapid implementation.

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

Strategic Relationships and Alliances

        To further penetrate the market for our products and integration services, we have established strategic relationships with industry-leading firms whose products and services add value to our software solutions. We work together with our partners to address the business-to-business needs of customers, providing a best-of-breed solution that is mutually rewarding to all parties. Our partners fall broadly into the categories of consulting/systems integration and technology.

        We have system integrator relationships with Cap Gemini Ernst & Young and Accenture. Accenture has given notice of its intent not to renew the strategic marketing relationship. These relationships have assisted us in sales lead generation and also in the implementation of our products. We have trained consultants in these organizations for the installation and integration of our products.

        We have developed key technology relationships with Action Technologies, ARI Network Services, Framework Technologies, Microsoft, Visual Insights and Vitria Technology. These technology relationships enhance our ability to base our products on industry standards and to take advantage of current, emerging technologies.

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

Competition

        The market for our products is intensely competitive, subject to rapid technological change and is significantly affected by new product introductions and other market activities of industry participants. There are relatively few barriers to entry in the Internet-based software market and we expect competition to persist and intensify in the future. We currently have four primary sources of competition: in-house development teams of our potential clients; large software and enterprise resource planning vendors that directly address partner relationship management products and services; infrastructure and platform providers; and independent software vendors. In the past, when competing for customers, we have directly competed with providers of alternative products and services, including Allegis, Comergent, Haht Commerce, IBM (with the Websphere product), SAP, and Siebel Systems. The number and nature of competitors and the competition we will experience are likely to change substantially in the future.

        We believe that the principal competitive factors affecting our market include speed of implementation, price, knowledge of the industry and its respective distribution channel, core technology, an ability to integrate and interoperate with existing technology and the financial capacity of the respective vendor. Although we believe that our products and integration services currently compete favorably with respect to most of these factors, our market is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

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

Employees

        As of December 31, 2002, our full-time headcount was 74. Our employees are not represented by a labor union, and we consider our relations with our employees to be good. In order to provide benefits to our employees in a cost-effective manner, we have entered into a client services agreement with Administaff Companies, Inc. under which Administaff provides us with certain personnel management services, such as payroll, medical and dental insurance and the administration of our 401(k) plan. Under the agreement, Administaff and we are intended to be co-employers of all of our employees. Co-employment is necessary for Administaff to administer payroll and sponsor and maintain benefit plans.

Risk Factors

  Risks Related to Our Business

We have incurred net losses in twelve consecutive quarters and we may experience losses in the future, which could cause the market price of our stock to decline.

        We have incurred net losses for twelve consecutive quarters. We can provide no assurance that we will achieve profitability in 2003. If we do achieve profitability in 2003, we may not sustain or increase profitability in the future. If we do not become profitable within the timeframe expected by investors, the market price of our common stock will likely decline.

We are dependent on the success of our suite of applications and related services for our success.

        To date, substantially all of our revenues have been attributable to sales of licenses of the Partner Portal (including the Relationship Manager) and our suite of applications and related services, consisting of implementation, integration with a customer's existing back-office computer systems and maintenance and support of our software products. We currently expect the Partner Portal and our suite of applications and related services to account for a substantial portion of our future revenues. Accordingly, factors adversely affecting the pricing of or demand for the Partner Portal and our suite of applications, such as competition or technological change, could have a material adverse effect on our business, financial condition, and operating results. Our future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the Partner Portal and our suite of applications and of new products and services we develop. We can provide no assurance that we will be successful in upgrading and continuing to market the Partner Portal and our suite of applications or that we will successfully develop new products and services or that any new products and services will achieve market acceptance.

Our business is subject to quarterly fluctuations in operating results, which may negatively impact the price of our common stock.

        Our quarterly operating results have varied significantly in the past and we expect that they will continue to vary significantly from quarter to quarter in the future. We have difficulty predicting the volume and timing of contracts, and short delays in closing contracts or implementation of products can cause our operating results to fall substantially short of anticipated levels for that quarter. This is in part due to the fact that our products have a long sales cycle, which makes it difficult to predict the periods in which we will recognize revenue and may cause operating results to vary significantly. Additionally, we began selling our software products separately from our integration services during fiscal 2000. As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful and are not a good predictor of our future performance. We may not be successful in generating recurring revenue streams to offset the above effects.

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

We license certain software from third parties.

        We license a small amount of software from third parties. These third party software licenses may not continue to be available to us on acceptable terms. The loss of, or inability to maintain, any of these software licenses could result in shipment delays or reductions in revenue. This could adversely affect our business, operating results and financial condition.

We will not be able to achieve desired growth in our business if we cannot increase our direct and indirect sales channels, which could negatively affect our stock price.

        Our products and services require a sophisticated sales effort targeted at several people within our prospective clients' organizations. We believe that our future success is dependent upon establishing and maintaining productive relationships with a variety of distributors, resellers, system integrators and other joint marketing relationships with third parties. We cannot be sure that we will be successful in establishing these desired relationships or that these third parties will devote adequate resources or have the technical and other sales capabilities to sell our products.

Acquisitions or investments in other technology companies or related businesses may disrupt or otherwise have a negative impact on our business and dilute shareholder value.

        We may acquire or make investments in complementary businesses, technologies, services or products, or enter into relationships with parties who can provide access to those assets, if appropriate opportunities arise. From time to time we have had discussions and negotiations with companies regarding our acquiring, investing in or partnering with their businesses, products, services or technologies, and we regularly engage in these discussions and negotiations in the ordinary course of our business. We may not identify suitable acquisition, investment or relationship candidates, or if we do identify suitable candidates, we may not complete those transactions on commercially acceptable terms or at all. If we acquire another company, we could have difficulty in assimilating that company's personnel, operations, technology and software. In addition, the personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would dilute the ownership interests of the holders of our common stock.

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

        Some of our existing competitors, as well as potential future competitors, have longer operating histories in markets related to ours, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than our company. These advantages may allow them to respond more quickly and effectively to new or emerging technologies and changes in customer requirements. It may also allow them to engage in more extensive research and development, undertake farther-reaching marketing campaigns, adopt more aggressive pricing policies, implement their products and services more rapidly, and make more attractive offers to potential employees and other business associates. One or more of these companies could adopt a different business strategy for achieving profitability, which could allow them to charge fees that are lower than ours, in order to attract clients. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our current and prospective clients.

Our chief executive officer is critical to our business.

        Our future success largely depends upon the continued service of our chief executive officer. If we lose the services of Michael W. Ferro, Jr., our founder, chairman of the board of directors and chief executive officer, he would be extremely difficult to replace.

If we fail to protect our intellectual property rights or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights or be liable for significant damages.

        Our success depends significantly upon our proprietary technology. We have a limited number of patents and no plans to apply for any new patents. Unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology or duplicate our products or our other intellectual property rights. Our failure to protect our proprietary rights adequately or our competitors' successful duplication of our technology could negatively affect our operating results and cause the price of our common stock to decline.

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

        There has been frequent litigation in the computer industry regarding intellectual property rights. Third parties may make claims of infringement by us with respect to current or future products, trademarks or other proprietary rights. These claims could be time-consuming, result in costly litigation, divert management's attention, cause product or service release delays, require us to redesign our products or services or require us to enter into costly royalty or licensing agreements. Any of these effects could have a material and adverse effect on our financial condition and results of operations.

If we become subject to product liability litigation, it could be costly and time consuming to defend.

        Since our products are used for company-wide, integral computer applications with potentially strong impact on our customers' sales of their products, errors, defects or other performance problems could result in financial or other damages to our customers. Although we have contractual limits to our liability, product liability litigation, would be time consuming and costly to defend, even if we are successful.

We have disclosed Pro Forma Financial Information

        We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We also have disclosed and discussed certain pro forma financial information in certain previous earnings releases and related investor conference calls. This pro forma financial information excluded certain non-cash charges, consisting primarily of amortization of stock-based compensation, restructuring charges, accretion related to preferred stock and income tax expense or benefit. Although we believe the disclosure of pro forma information may have helped investors more meaningfully evaluate the results of our ongoing operations and although we provided a reconciliation of the pro forma information to our GAAP financial statements, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results previously disclosed in the related earnings releases and investor calls.

  Risks Related to Our Industry

We are highly dependent on the acceptance and effectiveness of the Internet as a medium for business-to-business commerce.

        Our future revenues and the success of a number of our products and services are dependent in large part on an increase in the use of the Internet for business-to-business commerce. The failure of the Internet to continue to develop as a commercial or business medium could harm our business, operating results and financial condition. The acceptance and use of the Internet for business-to-business commerce could be limited by a number of factors, such as the growth and the use of the Internet in general, the threat of illegal activity that causes performance degradations at unprotected sites across the Internet, the relative ease of conducting business on the Internet, the efficiencies and improvements that conducting commerce on the Internet provides, concerns about transaction security and taxation of transactions on the Internet.

We depend on the speed and reliability of the Internet.

        The recent growth in Internet traffic has caused frequent periods of decreased performance. If Internet usage continues to grow rapidly, its infrastructure may not be able to support these demands and its performance and reliability may decline. Decreased performance at some unprotected Internet sites has also been attributed to illegal attacks by third parties. If outages or delays on the Internet occur frequently or increase in frequency, or businesses are not able to protect themselves adequately from such illegal attacks, business-to-business e-commerce could grow more slowly or decline, which may reduce the demand for our software products and services. The ability of our products to satisfy our customers' needs is ultimately limited by and depends upon the speed and reliability of the Internet. Consequently, the emergence and growth of the market for our software products and services depends upon improvements being made to the entire Internet to alleviate overloading and congestion. If these improvements are not made, the ability of our customers to benefit from our products and services will be hindered, and our business, operating results and financial condition may suffer.

Increased security risks of the Internet may deter future use of our software products and services.

        A fundamental requirement of Internet-based, business-to-business software is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or a breach of the security features contained in our software or the algorithms used by our customers and their business partners to protect content and transactions on Internet e-commerce marketplaces or proprietary information in our customers' and their business partners' databases. Anyone who is able to circumvent security measures could misappropriate proprietary, confidential customer information or cause interruptions in our customers' and their business partners' operations. Our customers and their business partners may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches, reducing the demand for our software products and services. Further, a well-publicized compromise of security could deter businesses from using the Internet to conduct transactions that involve transmitting confidential information. The failure of the security features of our software to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results and financial condition.

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

Item 2.    Properties

        Our corporate headquarters are located in leased office space in Chicago, Illinois. This lease expires on August 31, 2005. During 2002, the Company also leased additional office space in Chicago, Illinois. We also have leased offices in Detroit, Michigan and Amsterdam, Netherlands.

Item 3.    Legal Proceedings

        On or about December 4, 2001, a putative securities class action, captioned Murphy v. Click Commerce, Inc., et at, Civil Action 01-CV-11234 was filed against us, two of our executive officers and Morgan Stanley & Co., Dain Rauscher Incorporated, Lehman Brothers, Inc., Deutsche Bank Securities, Inc., and U.S. Bancorp Piper Jaffray, Inc., the underwriters of our initial public offering, in the United States District Court for the Southern District of New York. The complaint, alleged violations of Section 11 of the Securities Act of 1933 (the "Securities Act") against all defendants, a violation of Section 15 of the Securities Act against two of our executive officers and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), including Rule 10b-5 promulgated thereunder, against the underwriters. The complaint sought unspecified damages on behalf of a purported class of purchasers of common stock between June 26, 2000 and December 6, 2000. On February 19, 2003, an Opinion and Order to dismiss the complaint was issued dismissing with prejudice, all claims against Click Commerce in their entirety. The claims against executive officers of Click Commerce had previously been dismissed.

Item 4.    Submission of Matters to a Vote of the Securities Holders

        There were no matters submitted to a vote of our shareholders during the fourth quarter of the year covered by this Annual Report on Form 10-K.

PART II

Item 5.    Market for Registrant's Common Stock and Related Shareholder Matters

  Market Information

        Our common stock trades on the NASDAQ National Market under the symbol "CKCM." On March 28, 2003, the last reported closing price per common share was $2.37. Unless otherwise indicated, all shares and per share amounts set forth below have been adjusted to reflect a 1-for-5 reverse stock split of the Company's Common Stock effectuated on September 4, 2002 (the "Reverse Stock Split").

        The following table sets forth the high and low bid prices per share of our common stock for the years ended December 31, 2002 and 2001, as reported on the NASDAQ National Market:

	High	Low
2002
First Quarter	$15.75	$6.05
Second Quarter	$6.90	$2.75
Third Quarter	$5.25	$0.93
Fourth Quarter	$2.55	$0.98
2001
First Quarter	$172.50	$35.65
Second Quarter	$100.00	$16.25
Third Quarter	$47.50	$7.00
Fourth Quarter	$21.00	$4.75

  Holders of Record

        As of March 17, 2003, there were 58 holders of record of our common stock. The number of holders of record is not representative of the number of beneficial holders because many shares are held by depositories, brokers or other nominees.

  Dividends

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

  Sales of Unregistered Securities

        In April 2000, we issued a warrant to Accenture to purchase up to 163,646 shares of our common stock at an exercise price of $61.11 per share. In the fourth quarter of 2002, the Company reached an agreement with Accenture to cancel the warrant.

  Equity Compensation Plan Information

        Information about securities authorized for issuance under our equity compensation plans appears under "Equity Compensation Plan Information" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this annual report.

Item 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with our consolidated financial statements and related notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, and the consolidated balance sheet data as of December 31, 2002, 2001, 2000, 1999 and 1998, are derived from our consolidated financial statements that have been audited by KPMG LLP, independent auditors. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. All shares and per share amounts in the selected financial data below have been retroactively restated to give effect to the 1-for-5 reverse stock split of the Company's common stock, effectuated on September 4, 2002.

	Year ended December 31
	2002	2001(a)	2000(a)	1999(a)	1998(a)
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$18,276	$43,855	$36,680	$10,031	$2,431
Cost of revenue(b)	9,064	13,383	10,826	2,749	753

Gross profit	9,212	30,472	25,854	7,282	1,678
Operating expenses:
Sales and marketing(b)	9,237	23,286	17,853	2,810	435
Research and development(b)	4,230	9,656	6,895	729	149
General and administrative(b)	4,613	8,528	7,314	2,762	987
Amortization of stock-based compensation	236	2,124	2,630	467	187
Restructuring and other charges	2,257	1,827	—	—	—

Total operating expenses	20,573	45,421	34,692	6,768	1,758

Operating income (loss)	(11,361)	(14,949)	(8,838)	514	(80)

Other income (expense), net	1,031	1,641	1,555	101	(2)
Income tax expense (benefit)	—	3,492	(2,050)	298	(17)

Net income (loss)	(10,330)	(16,800)	(5,233)	317	(65)
Accretion related to redeemable preferred stock	—	—	(8,093)	(3,712)	—

Net loss available to common shareholders	$(10,330)	$(16,800)	$(13,326)	$(3,395)	$(65)

Basic and diluted net loss per common share	$(1.28)	$(2.15)	$(2.18)	$(0.70)	$(0.01)

Weighted average common shares outstanding—basic and diluted	8,064,044	7,811,945	6,124,993	4,874,316	5,280,000
	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$34,013	$40,677	$51,318	$6,304	$120
Working capital (deficit)	32,131	40,510	51,440	5,019	(154)
Total assets	42,282	54,694	69,756	9,934	1,077
Capital lease obligations, less current portion	47	727	397	84	2
Convertible participating preferred stock	—	—	—	14,312	—
Total shareholders' equity (deficit)	34,521	44,438	56,616	(8,586)	55

(a)
Selected financial data for the years ended December 31, 2001, 2000, 1999 and 1998 have been reclassified to conform to the presentation of the selected financial data for the year ended December 31, 2002, reflecting the adoption of Emerging Issues Task Force Issue No. 01-14 on January 1, 2002.

(b)
Excludes amortization of stock-based compensation presented in a separate caption, as described in the Company's consolidated financial statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with "Selected Financial Data" and the consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks, uncertainties and assumptions. These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate" and other similar words and expressions. The statements are subject to risks and uncertainties and actual results may differ materially from those indicated by these forward-looking statements as a result of various factors, including but not limited to, the ability of Click Commerce to execute on its plan to enter into strategic alliances with system integrators and business consultants, the extent of customer acceptance and utilization of channel management products and services, the impact of competitive products and services, the ability of Click Commerce to develop new and enhanced versions of its products and services, the effect of economic and business conditions, the volume and timing of customer contracts, changes in technology, deployment delays or errors associated with Click Commerce's products and the ability to protect Click Commerce's intellectual property rights. For a discussion of these and other risk factors that could affect Click Commerce's business, see "Risk Factors" and "Quantitative and Quantitative Disclosures About Market Risk" set forth in this report.

Overview

        Click Commerce, Inc. (the "Company") is a provider of business-to-business partner relationship management software products and integration services that connect large, global manufacturing companies with their distribution channel partners. The Company's software products and integration services enable large companies to effectively manage and engage in collaborative business-to-business interactions throughout their sell-side channels and processes. The software the Company offers uses the Internet to enable communication between companies and all participants in the network or chain of distribution who have a password and an Internet browser.

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

        The Company's revenue is derived from sales of licenses of its software, consisting of the Partner Portal platform—which includes the Relationship Manager, Portal Framework and the Commerce Suite—the Click Commerce Developer Studio and fourteen business applications, as well as from needs analyses, professional services, training, maintenance and support. The Company's software is generally licensed on a perpetual basis.

        Cost of product license revenues include production and shipping expenses, which are expensed as incurred, as well as costs of licensing third party software incorporated into the Company's products. These third party license costs are expensed as the products are delivered. Cost of service revenues include salaries and related expenses for professional services and technical support personnel who provide customization and installation services to customers, as well as an allocation of data processing and overhead costs which are expensed as incurred.

        Operating expenses are classified into four general categories: sales and marketing, research and development, general and administrative and amortization of stock-based compensation. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for executive management, finance and administrative employees, legal and accounting services, and corporate liability insurance. Amortization of stock-based compensation represents the amortization over the related service period of the difference between the exercise price of options granted and the deemed fair market value of the underlying common stock on the date of grant, as well as amortization of the warrant issued in connection with a joint marketing agreement with Accenture. In addition to the aforementioned operating expenses, the Company also recorded a restructuring charge of $1.8 million and $0.8 million in the quarters ended September 30, 2001 and June 30, 2002, respectively, and an asset impairment charge of $0.5 million and $1.0 million in the quarters ended June 20, 2002 and December 31, 2002, respectively.

        In April 2000, the Company issued a warrant to Accenture Ltd. ("Accenture") to purchase up to 163,646 shares of common stock at an exercise price of $61.11 per share. The warrant vested contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and was set to expire on April 20, 2004. The warrant contained a significant cash penalty for Accenture's failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was determined on the date of grant in accordance with Emerging Issues Task Force Issue No. 96-18 and Statement of Financial Accounting Standards No. 123 to be approximately $5.0 million, which was determined using the Black-Scholes option pricing model. This amount is included in additional paid-in capital and has been amortized to expense over the original vesting period of the warrant. In the fourth quarter of 2002, the Company reached an agreement with Accenture to cancel the warrant. Under this agreement, Accenture relinquished its rights under the warrant in exchange for the Company accepting an accelerated payment of a reduced penalty related to the level of revenue delivered through the Accenture relationship and relinquishing its rights under the warrant. The reduced penalty was received by the Company and is reported in its financial statements in Other Income in the fourth quarter. Upon cancellation of the warrant, the company adjusted the cumulative amortization expense to reflect only the percentage of the original fair value of the warrant that was vested on the date of cancellation, resulting in a reversal of the previously recognized amortization of stock-based compensation expense of $1.0 million in the fourth quarter of 2002. For the year ended December 31, 2002, the Company recognized $83,000 in net amortization recovery related to the warrant.

        On June 30, 2000, the Company completed an initial public offering ("IPO") of common stock that resulted in the issuance of 5,000,000 shares of common stock with an IPO price of $10.00 per share (adjusted to 1,000,000 shares of common stock with an IPO price of $50.00 per share following the 1-for-5 reverse stock split that occurred on September 4, 2002). In connection with the IPO, the Company offered the underwriters the option to purchase an additional 750,000 shares of common stock ("underwriter's over-allotment") at the offering price of $10.00 per share (adjusted to 150,000 shares of common stock at the offering price of $50.00 per share following the 1-for-5 reverse stock split that occurred on September 4, 2002). This option was exercised on July 7, 2000. Proceeds to the Company from the IPO and exercise of the underwriter's over-allotment amounted to approximately $52.0 million, net of discounts, commissions and other costs of the offering. The net proceeds are being used for working capital and general corporate purposes and continued investment in product technology.

        The Company believes that period-to-period comparisons of operating results should not be relied upon as predictive of future performance because past increases in revenue may not be sustainable. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new, rapidly evolving markets. The Company may not be successful in addressing such risks and difficulties.

Critical Accounting Policies and Estimates

        The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, the Company makes certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The accounting policies and estimates which the Company believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include the following:

  Revenue Recognition

        The Company's revenue is derived from sales of licenses of its software, consisting of the Partner Portal platform—which includes the Relationship Manager, Portal Framework and the Commerce Suite—the Click Commerce Developer Studio and fourteen business applications, as well as from needs analyses, professional services, training, maintenance and support. The Company's software is generally licensed on a perpetual basis.

        Beginning in the third quarter of 2000, the Company began to license its software products independent of its integration services. For those contracts that either do not contain a services component or in which the services element is not essential to the functionality of any other element of the contract, software license revenue is recognized upon delivery of the Company's software, provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. For contracts in which the services component meets the requirements of a separate element of a contract, revenue is recognized as the services are performed. The revenue to be recognized from multiple-element software contracts is based on the fair value of each element. If company specific objective evidence of fair value does not exist for one or more of the delivered elements, but the Company has such evidence for all of the undelivered elements, the Company applies the residual method of accounting and defers only that revenue related to the undelivered elements. If there are any discounts negotiated in the contract, the discount is attributed entirely to the delivered elements. The Company records deferred revenue on software contracts for which it has billed or collected amounts, but for which the requirements for revenue recognition have not been met.

        In accordance with EITF No. 01-14, the Company characterizes the reimbursement of out-of-pocket expenses from their customers as revenue, rather than as a reduction of the related expense in the income statement.

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

  Accounts Receivable

        The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that are identified. While such credit losses have historically not been material and within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have been incurred in the past.

  Income Taxes

        The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In assessing the realizablility of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although future taxable income of the Company may be sufficient to utilize a substantial amount of the benefits of the Company's net operating loss carryforwards and to realize its deferred tax assets, a valuation allowance was recorded in 2001 to completely offset the carrying value of the Company's net deferred tax assets as management concluded that the realization of its deferred tax assets does not meet the "more likely than not" criteria under Statement of Financial Accounting Standards ("SFAS") No. 109. The Company recorded an addition to the valuation allowance in 2002 of $2.45 million equal to the amount of the future tax asset generated.

Results of Operations

        The following table sets forth selected financial data for the years indicated in dollars and as a percentage of total revenue.

	2002		2001		2000
	in 000's	% of Revenue	in 000's	% of Revenue	in 000's	% of Revenue
Revenue
Product license	$2,192	12.0%	$20,200	46.1%	$17,094	46.6%
Service	16,084	88.0	23,655	53.9	19,586	53.4

Total revenues	18,276	100.0	43,855	100.0	36,680	100.0
Cost of revenues(a)
Product license	705	3.9	1,505	3.4	1,314	3.6
Service	8,359	45.7	11,878	27.1	9,512	25.9

Total cost of revenues	9,064	49.6	13,383	30.5	10,826	29.5

Gross profit	9,212	50.4	30,472	69.5	25,854	70.5
Operating expenses:
Sales and marketing(a)	9,237	50.6	23,286	53.1	17,853	48.7
Research and development(a)	4,230	23.2	9,656	22.0	6,895	18.8
General and administrative(a)	4,613	25.2	8,528	19.5	7,314	19.9
Amortization of stock-based compensation	236	1.3	2,124	4.8	2,630	7.2
Restructuring and other charges	2,257	12.3	1,827	4.2	—	—

Total operating expenses	20,573	112.6	45,421	103.6	34,692	94.6

Operating loss	$(11,361)	(62.2)%	$(14,949)	(34.1)%	$(8,838)	(24.1)%

(a)
Excludes amortization of stock-based compensation reported in a separate caption, as described in the Company's consolidated financial statements.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

  Revenue

        Total revenue decreased approximately $25.6 million, or 58.3%, to $18.3 million for the year ended December 31, 2002 from $43.9 million for the year ended December 31, 2001. Product license revenue consists of revenue from separate product-only agreements and from multi-element agreements accounted for under a percentage-of-completion basis using product-related milestones. Product license revenue in 2002 decreased by $18.0 million, or 89.1%, as a result of a decrease in the number of new contracts and the average selling price of the current year's contracts due to the economic slowdown and significant decline in information technology spending. Service revenue, comprised of fees related to time and materials service contracts, maintenance, training and needs analyses, as well as multi-element agreements accounted for under a percentage-of-completion basis using hours of input or milestones that specifically related to integration and customization services, decreased by $7.6 million, or 32.0%, from the prior year. The $7.6 million decrease in service revenue was primarily attributable to professional services delivered on a time and material basis being lower by $5.2 million, needs analysis and addenda contracts being lower by $2.0 million, and service revenue from multi-element contracts being lower by $2.1 million, partially offset by an increase in maintenance revenue of $1.7 million. In any period, service revenue from time and material contracts is dependent on, among other things, license transactions closed during the current and preceding periods and customer decisions regarding implementation of licensed software.

  Cost of Revenue

        Total cost of revenue decreased by approximately $4.3 million, or 32.3%, to $9.1 million for the year ended December 31, 2002 from $13.4 million for the year ended December 31, 2001. This cost of revenue decrease was primarily a result of lower third party contractor costs and employee compensation and related costs due to a reduction in project management personnel. Cost of product revenue decreased by $0.8 million, or 53.2%, to $0.7 million due to lower royalty fees for licensed third party software that is embedded in the Company's products or incorporated in the Company's product offerings arising from lower product sales, as well as lower amortization of product packaging and other product costs. Gross profit margins decreased to 50.4% for the year ended December 31, 2002, compared to 69.5% for the year ended December 31, 2001. The gross margin decrease was due to a decrease in product revenue as a percent of total revenue, as well as lower margins on both product and service revenue. The decrease in service margins was due to the following reasons: a classification of project management overhead in costs of services in the current year, which overhead costs were included with general and administrative costs in prior periods due to their allocation to internal projects that have since been completed or discontinued; lower average hourly rates; and a lower utilization rate for the professional services staff in the current year. Product margins were lower due to lower product revenues against which comparable product-related costs are amortized.

  Operating Expenses

        Sales and Marketing.    Sales and marketing expenses decreased by approximately $14.0 million, or 60.3%, to $9.2 million for the year ended December 31, 2002 from $23.3 million for the year ended December 31, 2001. The decrease in sales and marketing expense is primarily attributable to lower employee compensation and related costs due to a reduction in personnel and from lower discretionary marketing spending.

        Research and Development.    Research and development expenses decreased by approximately $5.4 million, or 56.2%, to $4.2 million for the year ended December 31, 2002 compared to $9.7 million for the prior year. This decrease is primarily attributable to lower third party contractor costs and a reduction in salaries due to lower headcount. To date, all software development costs have been expensed as incurred.

        General and Administrative.    General and administrative expenses decreased by approximately $3.9 million, or 45.9%, to $4.6 million for the year ended December 31, 2002 from $8.5 million for the year ended December 31, 2001. This decrease is primarily attributable to lower employee compensation and related costs due to a reduction in administrative personnel and lower overhead costs.

        Amortization of stock-based compensation.    Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4.6 million. Such deferred compensation is being amortized over the vesting periods of the applicable options, resulting in expense of $0.3 million and $0.9 million during the years ended December 31, 2002 and 2001, respectively. Additionally, the $5.0 million fair value of the warrant issued to Accenture in April 2000 was being amortized over the vesting period of the warrant. As discussed above in "Overview," the Company reached an agreement with Accenture in the fourth quarter of 2002 to cancel the warrant. Thus, the Company adjusted the cumulative amortization expense to reflect only the percentage of the original fair value of the warrant that was vested on the date of cancellation, resulting in a reversal of the previously recognized amortization of stock-based compensation expense of $1.0 million in the fourth quarter of 2002. For the years ended December 31, 2002 and 2001, the Company recognized a recovery of amortization expense of $83,000 and $1.2 million in amortization expense, respectively, related to the warrant.

        Restructuring.    In the quarter ended September 30, 2001, the Company determined that, given current economic conditions, it was necessary to lower its overall cost structure. The Company had been experiencing longer sales cycles, delayed purchasing decisions and higher executive level review of all capital projects, particularly for technology and e-commerce projects. These factors, along with the effects of September 11, 2001, caused the Company to re-evaluate its near term growth opportunities and align its cost structure accordingly. As a result, the Company developed a restructuring plan to reduce the Company's cost structure, which resulted in the Company recording a $1.8 million restructuring charge. As part of the restructuring, the Company terminated approximately 17% of its workforce or approximately 50 personnel across all areas of the Company. The restructuring charge consisted primarily of employee and related costs attributable to personnel who were involuntarily terminated at the end of the quarter. The restructuring charge also included stock-based compensation, facilities and other costs. The stock-based compensation charge was a non-cash expense incurred for accelerated vesting under contracts with certain terminated employees. Facilities related costs represent the remaining lease payments for the closing of one office.

        In the quarter ended June 30, 2002, the Company recorded a $0.8 million restructuring charge primarily related to severance and other benefit costs for 51 employees terminated as part of the restructuring plan and a $0.45 million asset write-down for excess equipment. The asset write-down was recorded to adjust the carrying value of excess equipment to its deemed fair value of $0 as these excess assets are leased under capital leases with fair market value buy out provisions at the end of the respective lease terms. The restructuring charge also included the costs of closing four regional offices. The Company also reversed into income approximately $59,000 of excess severance accruals originally recorded as part of the restructuring charge taken in the quarter ended September 30, 2001.

        In the quarter ended December 31, 2002, the Company performed an asset impairment analysis on its third party prepaid licenses and other intangible assets. The Company evaluated the undiscounted future operating cash flows to determine whether these cash flows will be sufficient to recover the carrying value of the related assets. The Company assessed that two of its third party prepaid license agreements had impaired values resulting from diminished maintenance contracts and slow software sales on related products. The Company also determined that an acquired product line, purchased in the third quarter of 2001, has no future value based on its assessment of no expected future sales and no further plans to develop this product line. Accordingly, the Company recorded an impairment charge of $1,043,000.

        At December 31, 2002 and 2001, approximately $0.3 million and $1.0 million, respectively, in restructuring costs remained to be paid. The Company estimates the annual cost savings from these restructurings to be approximately $6.0 million.

        Income tax expense.    The Company incurred no income tax expense or benefit for the year ended December 31, 2002, as compared to income tax expense of $3.5 million incurred for the year ended December 31, 2001. The income tax expense recorded in 2001 is a result of the Company recording a full valuation allowance against its deferred tax assets in the year ended December 31, 2001. Although future taxable income of the Company may be sufficient to utilize a substantial amount of the Company's net operating loss carryforwards and to realize its deferred tax assets, in 2001 management concluded that the realization of the Company's deferred tax assets did not meet the "more likely than not" criteria under SFAS No. 109.

Comparison of year ended December 31, 2001 to year ended December 31, 2000

  Revenue

        Total revenue increased approximately $7.2 million, or 19.6%, to $43.9 million for the year ended December 31, 2001 from $36.7 million for the year ended December 31, 2000. Product license revenue in 2001 increased by $3.1 million, or 18.2%, due to an increase in the number of new contracts. Service revenue increased by $4.1 million, or 20.8%, over the prior year, which was primarily attributable to a $4.9 million increase in maintenance fees over the prior year. Maintenance revenues increased as the Company began to recognize a full year of maintenance in 2001 for contracts signed throughout 2000, in addition to maintenance earned on contracts signed during 2001. Service revenue from time and materials contracts increased $11.7 million in 2001 as a result of the Company selling separate time and materials contracts, which began in the third quarter of 2000. The increase in revenue from time and materials contracts was offset by a $12.5 million decrease in revenue from multi-element agreements.

  Cost of Revenue

        Total cost of revenue increased by approximately $2.6 million, or 23.6%, to $13.4 million for the year ended December 31, 2001 from $10.8 million for the year ended December 31, 2000. Gross profit margins decreased to 69.5% for the year ended December 31, 2001, compared to 70.5% for the year ended December 31, 2000. The increase in cost of services revenue was primarily attributable to an increase in compensation and related expenses due to an increase in the average number of professional services personnel throughout 2001 compared to 2000, and an increase in third party contractor costs during the year ended December 31, 2001 compared to the year ended December 31, 2000.

  Operating Expenses

        Sales and Marketing.    Sales and marketing expenses increased by approximately $5.4 million, or 30.4%, to $23.3 million for the year ended December 31, 2001 from $17.9 million for the year ended December 31, 2000. The increase in sales and marketing expense is primarily attributable to an increase in compensation and related expenses due to an increase in the number of sales and marketing employees during 2001. The Company also incurred increased expenses for marketing material and events during the year ended December 31, 2001.

        Research and Development.    Research and development expenses increased by approximately $2.8 million, or 40.0%, to $9.7 million for the year ended December 31, 2001 compared to $6.9 million for the prior year. This increase is primarily attributable to an increase in third party contractor costs and an increase in compensation and related expenses due to an increase in the number of product development personnel during 2001. All software development costs in 2001 and 2000 were expensed as incurred.

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

        Amortization of Stock-Based Compensation.    The Company has recorded deferred compensation for certain stock options granted prior to the Company's IPO with exercise prices less than the deemed fair value of the Company's common stock at the time of those grants. Deferred compensation is being amortized over the vesting periods of the applicable options, resulting in amortization of stock-based compensation expense of $0.9 million and $1.8 million during the years ended December 31, 2001 and 2000, respectively. Additionally, the $5.0 million fair value of the warrant issued to Accenture in April 2000 was being amortized over the vesting period of the warrant. Accordingly, $1.2 million and

$0.8 million of amortization expense was recognized during the years ended December 31, 2001 and 2000, respectively.

Liquidity and Capital Resources

        At December 31, 2002, the Company had $34.0 million of cash and cash equivalents and short-term investments, consisting primarily of proceeds from its initial public offering. Net cash used in operating activities was $5.5 million, $9.2 million and $6.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. The $5.5 million of cash used in operating activities during 2002 consists primarily of the Company's net loss of $10.3 million adjusted for $0.2 million in amortization of stock-based compensation, $1.4 million of depreciation and amortization and $0.3 million in other non-cash charges. The decrease in accounts receivable of $1.4 million and the increase in deferred revenue of $1.5 million partially offset the net loss in operating cash flow activity.

        Net cash used in investing activities was $10.7 million for the year ended December 31, 2002, reflecting the diversification of investments from money market and overnight Euro and corporate paper investments to short-term highly liquid bond funds comprised of corporate and other bonds with average original maturities greater than 90 days. The transfer of funds to these short-term investments was $10.4 million for 2002. The Company also purchased property and equipment of $0.3 million during 2002. During the year ended December 31, 2001, net cash used in investing activities was $2.4 million consisting of purchases of property and equipment and other assets in 2001. The Company's capital expenditures consisted of purchases of resources to manage operations, including computer hardware and software. During the year ended December 31, 2000, net cash provided by investing activities was $2.0 million reflecting the maturity of a $3.0 million short-term investment during the year, partially offset by net purchases and sales of property and equipment of $0.9 million.

        Net cash used by financing activities was approximately $0.9 million for the year ended December 31, 2002. The cash used during the current year period reflects $0.9 million in capital lease payments and $0.1 million for the purchase of treasury stock under the Company's approved stock buy-back program. Net cash provided by financing activities was approximately $0.9 million for the year ended December 31, 2001. The cash provided during 2001 reflects $1.7 million of proceeds from the exercise of stock options offset by $0.8 million in capital lease principal payments. Net cash provided by financing activities was approximately $52.0 million for year ended December 31, 2000. Cash provided by financing activities during 2000 reflects net proceeds of $52.0 million received from the Company's IPO and the exercise of the underwriter's over-allotment option, after discounts, commissions and related expenses.

        On March 31, 2002, the Company renewed its $3.0 million revolving credit facility. In January 2000, the Company obtained a letter of credit under this facility totaling $0.5 million to secure a new office lease. This letter of credit is renewable annually and declines by $0.1 million on the first, second, third and fourth anniversaries of the lease and then declines to $38,130 on the fifth anniversary until the lease expires in August 2005. The letter of credit has a balance of $0.3 million at December 31, 2002. The Company also has an outstanding letter of credit for an original amount of $820,686 in connection with an insurance premium finance agreement. The letter of credit declines on a monthly basis, beginning in November 2002, until it expires on September 24, 2003. As of December 31, 2002, the letter of credit had a balance of $671,471.

        In May 2002, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of its common stock in the open market. These shares may be purchased pursuant to Rule 10b-18 under the Exchange Act from time to time in the public market or through privately negotiated transactions. The timing and amount of any repurchase will be at the discretion of the Company's management. As of December 31, 2002, the Company had repurchased 29,064 shares of its common stock at an average purchase price of $4.03 per share and at an aggregate cost of $117,239.

        On August 30, 2002, at a special meeting of its shareholders, an amendment to the Company's certificate of incorporation was approved in order to effect a reverse stock split of the Company's common stock at a ratio between 1-for-2 and 1-for-5, as determined by the Company's Board of Directors. At a special meeting of the Board of Directors on August 30, 2002, the Board of Directors approved a 1-for-5 reverse stock split of the Company's common stock effective as of September 4, 2002, in order to improve the trading price for the common stock and improve the likelihood that the Company will be allowed to maintain the common stock's listing on the NASDAQ National Market by satisfying the minimum bid requirement for continued listing on the NASDAQ National Market. As previously disclosed by the Company on a Current Report on Form 8-K dated September 4, 2002, the Company expected to and actually did receive on September 9, 2002, a letter from NASDAQ informing the Company that the Company had not satisfied the minimum bid price requirement for listing of its common stock and that it would be delisted on September 17, 2002. The Company appealed such notice on September 12, 2002, requesting a hearing before a listing qualification panel to review such delisting determination. Subsequently, NASDAQ informed the Company that it had evidenced compliance with the bid price requirement for continued listing on the NASDAQ National Market.

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

Impact of Recently Issued Accounting Standards

        In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Such legal obligations include obligations a party is required to settle as a result of an existing or enacted law, statute, or ordinance, or written or oral contract. These associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of this statement will have a material impact on the Company's financial position or results of operations.

        Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 01-14, which addresses income statement characterization of reimbursements received for "out-of-pocket" expenses incurred. This EITF requires entities to characterize the reimbursement of out-of-pocket expenses from their customers as revenue, rather than as a reduction of the related expense in the income statement in certain circumstances. Comparative financial statements for prior periods must conform to this presentation. Although the Company's adoption of this EITF Issue affects income statement presentation, it does not impact the Company's earnings or earnings per share. The Company has classified out-of-pocket expenses billed to its customers as service revenue. The effect on current and prior years' gross margin percentages was not significant.

        In July 2002, the FASB issued statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement will require the recording of exit or disposal costs when they are incurred and can be measured at fair value. A liability is incurred when an event obligates a company to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using assets in the future). These costs will be subsequently adjusted for changes in estimated cash flows. This statement is effective for exit or disposal activities initiated after December 31, 2002. This statement does not impact the treatment of liabilities for exit and disposal costs previously recorded prior to adoption.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Recent Developments

        On March 6, 2003, the Company issued a press release announcing that it had received a letter, dated March 4, 2003, from Insight Venture Management, LLC ("Insight") indicating that Insight is prepared to discuss a proposed offer by Insight to acquire all of the Company's common stock for a price per share between $3.55 and $3.80, subject to certain balance sheet adjustments. A copy of this letter was filed as an Exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2003 ("8-K") and is incorporated herein by reference thereto. The letter followed a proposed letter of intent submitted by Insight on February 24, 2003, and a letter sent to Insight by the Company's legal counsel, on March 3, 2003, rejecting the proposal described in Insight's letter of February 24, 2003. Copies of these letters were filed as Exhibits to the Company's 8-K and are incorporated herein by reference thereto. The Company's Board of Directors is currently considering Insight's most recent proposed offer.

        According to a Statement on Schedule 13D filed by Insight and its affiliates on March 6, 2003, Insight and its affiliates beneficially own approximately 19.8% of the Company's outstanding common stock.

        On March 27, 2003, the Company completed its acquisition of Allegis Corporation ("Allegis"), a privately-held California corporation, effective as of March 24, 2003. Under the terms and conditions of the Agreement and Plan of Merger, Allegis became a wholly-owned subsidiary of the Company, and the holders of Allegis' preferred stock received cash consideration in an aggregate amount of approximately $10,200. The Company funded the acquisition using available cash on hand.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The following discusses the Company's exposure to market risk related to changes in foreign currency exchange rates and interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in Part I, "Risk Factors" of this report.

  Foreign Currency Exchange Rate Risk

        To date, predominately all of the Company's recognized revenues have been denominated in U.S. dollars and primarily from customers in the United States, and the exposure to foreign currency exchange rate changes has been immaterial. The Company expects, however, that future product license and professional services revenues may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. Furthermore, to the extent the Company engages in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. Although the Company will continue to monitor its exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, there is no assurance that exchange rate fluctuations will not adversely affect financial results in the future.

  Interest Rate Risk

        As of December 31, 2002, the Company had cash and cash equivalents of $23.6 million. Declines in interest rates will reduce interest income from short-term investments. Based upon the balance of cash and cash equivalents at December 31, 2002, a change in interest rates of 0.5% would cause a corresponding change in annual interest income of approximately $117,000. At December 31, 2002, the Company also had $10.4 million in short-term investments, consisting primarily of short-term bond funds. A portion of these investments is in fixed rate securities. The fair value of the Company's fixed rate investments may be adversely impacted by a rise in interest rates.

Item 8.    Consolidated Financial Statements and Supplementary Data

        See Index to Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this item is incorporated by reference to the material in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders (the "Proxy Statement"), which was filed with the Securities and Exchange Commission on March 31, 2003.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference to the material in the Company's Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information required by this item is incorporated by reference to the material in the Company's Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to the material in the Company's Proxy Statement.

Item 14.    Controls and Procedures

        Based on their evaluation as of a date within 90 days of the filing of this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified n Securities and Exchange Commission rules and forms.

        Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
1.    Financial Statements

    Included herein at pages F-1 through F-7.

  2.
  Financial Statement Schedules

    The following auditors' report and financial statement schedule are included herein at pages F-2 through F-7.

    Independent Auditors' Report on Financial Statement Schedule

    Schedule II—Valuation and Qualifying Accounts

  3.
  Exhibits

        Exhibit Numbers 10.1 through 10.4, 10.8, and 10.10 through 10.14 are management contracts or compensatory plans or arrangements.

Exhibit Number	Description of Exhibit
2.1*	Agreement and Plan of Merger, dated as of March 21, 2003, by and among Click Commerce, Inc., Allegis Acquisition, Inc., Allegis Acquisition of California, Inc. and Allegis Corporation.
3.1**	Restated Certificate of Incorporation
3.2	Amended and Restated Bylaws
3.3*^^^^	Amendment to Certificate of Incorporation of Click Commerce, Inc.
4.1***	Specimen Common Stock certificate
4.2***	Amended and Restated Shareholders and Rights Agreement
10.1***	Amended and Restated Click Commerce, Inc. Stock Option and Stock Award Plan
10.2***	Click Commerce, Inc. Directors' Stock Option and Stock Award Plan
10.3***	Amended and Restated Employment Agreement with Michael W. Ferro, Jr.
10.4***	Form of Indemnification Agreement entered into between Click Commerce, Inc. and its directors and executive officers
10.5***	Promissory Note, dated March 31, 2000, between Click Commerce, Inc. and American National Bank and Trust Company of Chicago
10.6***	Loan and Security Agreement, dated March 31, 2000, between Click Commerce, Inc. and American National Bank and Trust Company of Chicago
10.7***	Strategic Alliance Agreement with Andersen Consulting, LLP (now known as Accenture Ltd.).
10.8***	Option Agreement with Leslie D. Shroyer
10.9****	Amendment No. 1 to Limited Waiver and Consent Agreement between Click Commerce, Inc. and Compaq Computer Corporation
10.10*****	Release and severance Agreement between Randy A. Gray and Click Commerce, Inc. dated as of September 30, 2001

10.11*****	Release and Severance Agreement between Robert J. Markese and Click Commerce, Inc. dated as of September 30, 2001
10.12*^^	Release and Severance Agreement between William Conroy and Click Commerce, Inc. dated as of April 15, 2002
10.13*^	Employment Letter Agreement between Jon Niess and Click Commerce, Inc. dated October 24, 2001
10.14*^^^	Employment Agreement between Michael W. Nelson and Click Commerce, Inc. dated as of August 7, 2002
16.1***	Change in Certifying Accountants
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3*^^^^^	Letter of Intent, dated February 24, 2003, by Insight Venture Management, LLC to Click Commerce, Inc.
99.4*^^^^^	Letter, dated March 3, 2003, by David S. Stone, outside counsel for Click Commerce, Inc., to Insight Venture Management, LLC rejecting the terms of the letter of intent, dated February 24, 2003.
99.5*^^^^^	Revised Letter, dated March 4, 2003, by Insight Venture Management, LLC to Click Commerce, Inc.

*	Incorporated by reference to the Company's Form 8-K, filed on March 28, 2003 with the Securities and Exchange Commission.
**	Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-54432.
***	Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-30564.
****	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001.
*****	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2001.
*^	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
*^^	Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2002.
*^^^	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2002.
*^^^^	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2002.
*^^^^^	Incorporated by reference to the Company's Form 8-K, filed on March 7, 2003 with the Securities and Exchange Commission.
(b)
Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2003.

CLICK COMMERCE, INC.
By:	/s/ MICHAEL W. NELSON Michael W. Nelson Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. FERRO, JR. Michael W. Ferro, Jr.	Chief Executive Officer and Chairman of the Board of Directors	March 28, 2003
/s/ EMMANUEL A. KAMPOURIS Emmanuel A. Kampouris	Director	March 28, 2003
/s/ ANDREW J. MCKENNA Andrew J. McKenna	Director	March 28, 2003
/s/ JERRY MURDOCK Jerry Murdock	Director	March 28, 2003
/s/ JOHN F. SANDNER John F. Sandner	Director	March 28, 2003
/s/ EDWINA D. WOODBURY Edwina D. Woodbury	Director	March 28, 2003

CERTIFICATION

I, Michael W. Ferro, Jr., certify that:

1.
I have reviewed this annual report on Form 10-K of Click Commerce, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

4.
I and the Registrant's other certifying officer are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) for the Registrant and have:

(i)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(ii)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(iii)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
I and the Registrant's other certifying officer have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

(ii)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
I and the Registrant's other certifying officer have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
	By:	/s/ MICHAEL W. FERRO, JR. Michael W. Ferro, Jr. Chief Executive Officer and Chairman of the Board of Directors

CERTIFICATION

I, Michael W. Nelson, certify that:

1.
I have reviewed this annual report on Form 10-K of Click Commerce, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

4.
I and the Registrant's other certifying officer are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and !5d-14(c) under the Securities Exchange Act of 1934) for the Registrant and have:

(i)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(ii)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(iii)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
I and the Registrant's other certifying officer have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

(ii)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
I and the Registrant's other certifying officer have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
	By:	/s/ MICHAEL W. NELSON Michael W. Nelson Vice President, Chief Financial Officer and Treasurer

CLICK COMMERCE, INC.

INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Click Commerce, Inc.:

        We have audited the accompanying consolidated balance sheets of Click Commerce, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Click Commerce, Inc. as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ KPMG LLP

Chicago, Illinois
January 24, 2003, except for Note 16,
which is as of March 6, 2003

CLICK COMMERCE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$23,646	$40,677
Short-term investments	10,367	—
Trade accounts receivable, less allowance for doubtful accounts of $175 and $136 at December 31, 2002 and 2001, respectively	4,912	6,670
Income taxes receivable	—	158
Prepaids and other current assets	920	2,534

Total current assets	39,845	50,039
Property and equipment, net	2,333	3,934
Other assets	104	721

Total assets	$42,282	$54,694

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$504	$1,096
Billings in excess of revenues earned on contracts in progress	376	443
Deferred revenue	3,774	2,265
Accrued compensation	727	1,686
Accrued expenses and other current liabilities	1,408	2,274
Restructuring accrual	282	950
Current portion of capital lease obligations	643	815

Total current liabilities	7,714	9,529
Capital lease obligations, less current portion	47	727

Total liabilities	7,761	10,256

Shareholders' equity: Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 8,092,786 and 8,048,305 shares issued and outstanding at December 31, 2002 and 2001, respectively	8	8
Additional paid-in capital	82,532	85,518
Accumulated other comprehensive income	148	125
Deferred compensation	(246)	(3,739)
Treasury stock, at cost	(117)	—
Accumulated deficit	(47,804)	(37,474)

Total shareholders' equity	34,521	44,438

Total liabilities and shareholders' equity	$42,282	$54,694

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except per share data)

	Year ended December 31,
	2002	2001	2000
Revenues
Product license	$2,192	$20,200	$17,094
Service	16,084	23,655	19,586

Total revenues	18,276	43,855	36,680
Cost of revenues
Product license	705	1,505	1,314
Service (exclusive of $70, $57, and $33 for 2002, 2001, and 2000, respectively, reported below as amortization of stock-based compensation)	8,359	11,878	9,512

Total cost of revenues	9,064	13,383	10,826

Gross profit	9,212	30,472	25,854
Operating expenses:
Sales and marketing (exclusive of $104, $1,811 and $2,150 for 2002, 2001, and 2000, respectively, reported below as amortization of stock-based compensation)	9,237	23,286	17,853
Research and development (exclusive of $8, $18 and $55 for 2002, 2001, and 2000, respectively, reported below as amortization of stock-based compensation)	4,230	9,656	6,895
General and administrative (exclusive of $54, $238 and $392 for 2002, 2001 and 2000, respectively, reported below as amortization of stock-based compensation)	4,613	8,528	7,314
Amortization of stock-based compensation	236	2,124	2,630
Restructuring and other charges	2,257	1,827	—

Total operating expenses	20,573	45,421	34,692

Operating loss	(11,361)	(14,949)	(8,838)

Interest income	806	1,844	1,586
Interest expense	(75)	(103)	(44)
Other income (expense), net	300	(100)	13

Other income	1,031	1,641	1,555

Loss before income taxes	(10,330)	(13,308)	(7,283)
Income tax expense (benefit)	—	3,492	(2,050)

Net loss	(10,330)	(16,800)	(5,233)
Accretion related to redeemable preferred stock	—	—	(8,093)

Net loss available to common shareholders	$(10,330)	$(16,800)	$(13,326)

Basic and diluted loss per common share	$(1.28)	$(2.15)	$(2.18)

Weighted average common shares outstanding—basic and diluted	8,064,044	7,811,945	6,124,993
Comprehensive loss:
Net loss	$(10,330)	$(16,800)	$(5,233)
Foreign currency translation adjustment	23	6	119

Comprehensive loss	$(10,307)	$(16,794)	$(5,114)

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(Dollars in thousands)

	Common Stock
			Additional paid-in capital	Accumulated other comprehensive income	Deferred compensation	Treasury stock	Accumulated deficit
	Shares	Amount						Total
Balance at December 31, 1999	4,433,858	5	17	—	(1,260)	—	(7,348)	(8,586)
Deferred compensation from stock option grants	—	—	3,311	—	(3,311)	—	—	—
Deferred compensation from warrant issuance	—	—	4,947	—	(4,947)	—	—	—
Accretion related to redeemable preferred stock	—	—	—	—	—	—	(8,093)	(8,093)
Exchange of Series A and B Convertible Participating Preferred Stock for common stock	1,913,044	2	22,404	—	—	—	—	22,406
Issuance of common stock pursuant to initial public offering	1,150,000	1	52,001	—	—	—	—	52,002
Amortization of deferred stock compensation, net of income tax effect of $1,235	—	—	1,235	—	2,630	—	—	3,865
Deferred compensation related to cancelled options	—	—	(61)	—	61	—	—	—
Foreign currency translation adjustment	—	—	—	119	—	—	—	119
Issuance of common stock upon exercise of stock options, including related tax benefit	150,281	—	136	—	—	—	—	136
Net loss	—	—	—	—	—	—	(5,233)	(5,233)

Balance at December 31, 2000	7,647,183	8	83,990	119	(6,827)	—	(20,674)	56,616
Amortization of deferred stock compensation	—	—	—	—	2,124	—	—	2,124
Amortization of deferred board compensation	—	—	405	—	—	—	—	405
Issuance of common stock related to board compensation	838	—	50	—	—	—	—	50
Deferred compensation related to cancelled options	—	—	(666)	—	964	—	—	298
Issuance of common stock upon exercise of stock options, including related tax benefit	400,284	—	1,739	—	—	—	—	1,739
Foreign currency translation adjustment	—	—	—	6	—	—	—	6
Net loss	—	—	—	—	—	—	(16,800)	(16,800)

Balance at December 31, 2001	8,048,305	8	85,518	125	(3,739)	—	(37,474)	44,438
Amortization of deferred stock compensation	—	—	—	—	236	—	—	236
Amortization of deferred board compensation	—	—	239	—	—	—	—	239
Issuance of common stock related to board compensation	6,411	—	25	—	(25)	—	—	—
Deferred compensation related to cancelled options	—	—	(109)	—	109	—	—	—
Write-off of cancelled options	—	—	(204)	—	204	—	—	—
Write-off of cancelled warrant	—	—	(2,969)	—	2,969	—	—	—
Issuance of common stock upon exercise of stock options, including related tax benefit	67,171	—	32	—	—	—	—	32
Treasury stock	(29,064)	—	—	—	—	(117)	—	(117)
Common shares retired	(37)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	23	—	—	—	23
Net loss	—	—	—	—	—	—	(10,330)	(10,330)

Balance at December 31, 2002	8,092,786	$8	$82,532	$148	$(246)	$(117)	$(47,804)	$34,521

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(10,330)	$(16,800)	$(5,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	236	2,124	2,630
Depreciation and amortization	1,410	1,302	495
Provision for doubtful accounts	342	110	162
Deferred income taxes	—	3,721	(2,027)
Amortization of deferred compensation	239	234	—
Restructuring and other charge, net of cash paid	826	1,248	—
Loss on disposal of property and equipment	—	—	(13)
Changes in operating assets and liabilities:
Trade accounts receivable	1,418	2,496	(7,898)
Revenue earned on contracts in progress in excess of billings	—	1,534	(640)
Other current assets	971	(626)	(1,778)
Accounts payable	(619)	(974)	1,426
Billings in excess of revenues earned on contracts in progress	(67)	(584)	(999)
Deferred revenue	1,509	734	1,141
Accrued compensation	(960)	(2,263)	3,237
Accrued expenses and other current liabilities	(853)	(1,467)	3,558
Income taxes receivable (payable)	145	—	(227)
Other assets	277	3	30

Net cash used in operating activities	(5,456)	(9,208)	(6,136)
Cash flows from investing activities:
Purchases of property and equipment	(291)	(1,686)	(1,204)
Proceeds from sale of property and equipment	—	—	259
Purchase of other assets	—	(685)	—
Maturities/(purchases) of short-term investments, net	(10,368)	—	2,968

Net cash provided by (used in) investing activities	(10,659)	(2,371)	2,023
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	—	52,018
Proceeds from exercise of stock options	32	1,739	136
Purchase of treasury stock	(117)	—	—
Principal payments under capital lease obligations	(854)	(807)	(178)

Net cash provided by (used in) financing activities	(939)	932	51,976
Effect of foreign exchange rates on cash and cash equivalents	23	6	119

Net increase (decrease) in cash and cash equivalents	(17,031)	(10,641)	47,982
Cash and cash equivalents at beginning of year	40,677	51,318	3,336

Cash and cash equivalents at end of year	$23,646	$40,677	$51,318

Supplemental disclosures:
Property and equipment acquired under capital leases	$—	$1,654	$744
Interest paid	74	99	44
Income taxes paid	70	20	53

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

        Click Commerce, Inc. (the "Company") is based in Chicago, Illinois and is a provider of business-to-business partner relationship management software products and integration services for large, global companies with complex or specialized dealer, distributor and supplier networks. The Company's software products and integration services enable large companies to effectively manage and engage in collaborative business-to-business interactions throughout their sell-side channels and processes.

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

  Cash and Cash Equivalents and Short-term Investments

        The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair market value. Short-term investments are classified as available-for-sale securities and are recorded at market.

  Property and Equipment

        Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years. Leased equipment meeting certain criteria is capitalized, and the present value of the related lease payments is recorded as a liability. Equipment held under capital leases is amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Amounts expended for repairs and maintenance are charged to expense as incurred.

  Long-lived Assets

        The Company reviews the carrying values of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. In assessing impairment, the Company determines whether the undiscounted future operating cash flows to be derived from the related asset over the remaining life will be sufficient to recover the carrying value. In the event such cash flows are not expected to be sufficient to recover the carrying value of the asset, the impairment to be recognized is measured by the amount by which the carrying value exceeds the discounted cash flows related to the asset.

  Revenue and Cost Recognition

        The Company recognizes product license revenue from licensing the rights to use its software. The Company generates service revenues from integrating its software, performing needs analyses for customers and through the sale of maintenance and training services. The Company recognizes revenue in accordance with Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition" as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." For those contracts that either do not contain a services component or that have services which are not essential to the functionality of any other element of the contract, software license revenue is recognized upon delivery of the Company's software provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. Revenue from service contracts is typically recognized as the services are performed. The revenue to be recognized from multiple-element software contracts is based on the fair value of each element. The Company records deferred revenue on software contracts for which it has billed or collected amounts, but for which the requirements for revenue recognition have not been met.

        In accordance with EITF No. 01-14, the Company characterizes the reimbursement of out-of-pocket expenses from their customers as revenue, rather than as a reduction of the related expense in the income statement.

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

        Maintenance service is sold separately under contracts that are renewable annually and is provided only to customers who purchase maintenance. The Company recognizes maintenance service revenue ratably over the contract period, which is generally one year in length. Maintenance fees are generally billed annually in advance and are recorded as deferred revenue. As part of the sales process, the Company may perform a needs analysis for the potential customer on a fixed fee basis. Revenue from needs analyses is recognized as the work is performed. Training revenue is recognized as the services are provided.

        Cost of product license revenue includes production and shipping expenses, which are expensed as incurred, as well as costs of licensing third party software incorporated into the Company's products. These third party license costs are expensed as the products are delivered. Cost of service revenue includes salaries and related expenses for professional services and technical support personnel who provide development, customization and installation services to customers, as well as an allocation of data processing and overhead costs, which are expensed as incurred.

  Software Costs

        Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility of computer software products to be licensed or otherwise marketed, are classified as research and development costs, and are expensed as incurred. Once technological feasibility has been determined, costs incurred in the construction phase of software development, including coding, testing, and product quality assurance, are capitalized. To date, the period between technological feasibility and general availability has been short and costs qualifying for capitalization have been insignificant. Accordingly, no software development costs have been capitalized to date.

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

        Potentially dilutive stock options and deferred stock related to directors compensation arrangements that were excluded for the years ended December 31, 2002, 2001 and 2000 were 431,371, 976,445 and 1,231,229, respectively. For the years ended December 31, 2002 and 2001, a warrant for 163,645 shares of common stock was also excluded from the calculation of diluted loss per share. In the fourth quarter of 2002, the Company reached an agreement to cancel the warrant.

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

  Financial Instruments

        The reported amounts of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, income taxes receivable, accounts payable, accrued compensation, accrued expenses, and other current liabilities approximate their fair values due to the contractual maturities and short-term nature of these instruments.

  Stock-Based Compensation

        The Company accounts for its stock options in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. The Company continues to apply the provisions of APB 25 and provides the pro forma disclosures required by SFAS No. 123. Accordingly, the Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and discloses the pro forma effects on earnings had the fair value of the options been expensed. As such, compensation expense would be recorded only if the fair value of the underlying stock exceeded the exercise price on the grant date. Accordingly, no compensation cost has been recognized on stock options for which the exercise price equaled the fair value at the date of grant. With respect to stock options granted at exercise prices less than their deemed fair value, the Company recorded deferred stock-based compensation. Such deferred stock-based compensation is amortized on a straight-line basis over the vesting period of each individual award. The fair value of equity instruments issued to non-employees is amortized and charged to expense over the vesting period of the respective instruments.

        The Company has applied APB No. 25 and related interpretations in accounting for the Employee Plan and the Directors' Plan. Accordingly, no compensation cost has been recognized on stock options for which the exercise price equaled the fair value at the date of grant. Had the Company determined compensation cost based on the method required by SFAS No. 123, using the Black-Scholes option pricing model with the weighted average assumptions disclosed in Note 10, the Company's net loss available to common shareholders and net loss per common share for 2002, 2001 and 2000 would approximate the pro forma amounts below:

	2002	2001	2000
	(in thousands, except per share amounts)
Net loss available to common shareholders, as reported	$(10,330)	$(16,800)	$(13,326)
Stock-based employee compensation expense included in the determination of net income as reported, net of related tax effects	319	888	1,806
Total fair value method employee stock-based compensation expense, net of related tax effects	(3,940)	(7,601)	(973)

Pro forma net loss	$(13,951)	$(23,513)	$(12,493)

Basic and diluted loss per share:
As reported	$(1.28)	$(2.15)	$(2.18)
Pro forma	(1.73)	(3.01)	(2.04)

  Segment Reporting

        The Company operates in a single segment and makes enterprise-wide disclosures as applicable.

  Foreign Currency Translation

        The Company translates assets and liabilities of non-U.S. functional currency subsidiaries into dollars at the current rates of exchange in effect at the end of each period. Revenues and expenses are translated using average rates in effect during the period. Gains and losses from translation adjustments are included in shareholders' equity under the caption "Accumulated other comprehensive income." Currency transaction gains or losses derived on monetary assets and liabilities stated in currency other than the functional currency are recognized in current operations and have not been significant to the Company's operating results.

  Advertising Expense

        The Company expenses all advertising costs as they are incurred. The Company incurred $0, $11,000 and $28,000 in advertising expense for the years ended December 31, 2002, 2001 and 2000, respectively.

3.    Concentrations of Credit Risk

        During the year ended December 31, 2002, two customers accounted for 16% and 10%, respectively, of the Company's total revenue. During the year ended December 31, 2001, two customers accounted for an aggregate of 24% of the Company's total revenue, each representing approximately 12%. During the year ended December 31, 2000, one customer accounted for an aggregate of 10% of the Company's total revenue.

        As of December 31, 2002, two customers accounted for 26% and 12%, respectively, of the Company's gross trade accounts receivable. As of December 31, 2001, one customer accounted for an aggregate of 36% of the Company's gross trade accounts receivable.

4.    Property and Equipment

        Property and equipment is comprised of the following:

	December 31,
	2002	2001
	(in thousands)
Equipment, furniture and fixtures	$1,553	$1,729
Leased equipment	1,779	2,597
Computer software	1,602	1,464
Leasehold improvements	154	68

	5,088	5,858
Less accumulated depreciation and amortization	(2,755)	(1,924)

Net property and equipment	$2,333	$3,934

        Accumulated amortization related to capitalized leased equipment was $1,269,000 and $1,019,000 as of December 31, 2002 and 2001, respectively.

5.    Restructuring

        In the quarter ended September 30, 2001, the Company determined that, given current economic conditions, it was necessary to lower its overall cost structure. The Company had been experiencing longer sales cycles, delayed purchasing decisions and higher executive level review of all capital projects, particularly on technology and e-commerce projects. These factors, along with the effects of September 11, 2001, caused the Company to re-evaluate its near-term growth opportunities and align its cost structure accordingly. As a result, the Company developed a restructuring plan to reduce the Company's cost structure, which resulted in the Company recording a $1,827,000 restructuring charge. As part of the restructuring, the Company terminated approximately 17% of its workforce or approximately 50 personnel across all areas of the Company.

        In the quarter ended June 30, 2002, the Company determined that its cost structure exceeded the level suggested by its assessment of the Company's current near-term revenue opportunities. The Company continues to experience longer sales cycles and higher executive level review and approval processes on capital projects, particularly for technology and e-commerce projects. As a result, the Company developed a plan to reduce its cost structure to a level in line with current revenue opportunities, resulting in a restructuring charge of approximately $824,000. Included in this restructuring plan was the termination of 51 employees across all areas of the Company. All of these employees were notified of their termination by June 30, 2002, and were severed by August 2, 2002. The resulting employee severance and related costs are presented below. The facilities related costs represent the remaining lease payments for closing four regional offices.

        As of December 31, 2002, the majority of the Company's restructuring accrual related to employee severance, benefits and related costs. Due to extended payment terms under severance arrangements with certain employees, payments against the restructuring charge will be made through the quarter ending March 31, 2003. In the quarter ended June 30, 2002, the Company adjusted the restructuring accrual for items that were recorded as part of the restructuring charge taken in the third quarter of 2001, primarily for excess subcontractor notice-of-termination costs and employee benefit costs. The following table contains the significant components of the restructuring charge and current year-to-date activity relating to those components.

	Accrual at December 31, 2001	Additional restructuring charges in 2002	Adjustment to previous accrual	2002 cash payments	Balance at December 31, 2002
	(in thousands)
Employee severance, benefits and related costs	$849	$720	$(59)	$(1,258)	$252
Facilities related costs	41	42	—	(83)	—
Legal costs and other	60	59	—	(89)	30

Total	$950	$821	$(59)	$(1,430)	$282

        The employee severance and related costs were attributable to personnel who were involuntarily terminated at September 30, 2001 and June 30, 2002. The Company also incurred a stock-based, non-cash compensation charge in connection with the 2001 restructuring of approximately $298,000, which was related to accelerated vesting under contracts with certain terminated employees. Facilities related costs represent the remaining lease payments for the closing of one office.

6.    Impairment of Assets

        In conjunction with the restructuring that occurred in the second quarter of 2002, the Company recorded an asset impairment charge of $451,000. The write-down of assets, primarily computer equipment under capital leases, was a direct result of the recent staffing reductions. The fair value of the equipment included in the write-downs was deemed to be $0. The Company has no foreseeable use for the assets. The Company is required to either return the equipment or purchase the equipment at the then fair market value at the end of the lease term. The Company intends to return this equipment upon expiration of the current lease terms.

        During the fourth quarter of 2002, the Company performed an asset impairment analysis on its third party prepaid licenses and other intangible assets. The Company evaluated the undiscounted future operating cash flows to determine whether these cash flows will be sufficient to recover the carrying value of the related assets. The Company assessed that two of its third party prepaid license agreements had impaired values resulting from diminished maintenance contracts and slow software sales on related products. The Company also determined that an acquired product line, purchased in the third quarter of 2001, has no future value based on its assessment of no expected future sales and no further plans to develop this product line. Accordingly, the Company recorded an impairment charge of $1,043,000, which is classified as "Restructuring and Other Charges" in the accompanying Statement of Operations.

7.    Lease Commitments

        The Company is obligated as lessee under certain noncancelable operating leases for equipment, cars and office space, and is also obligated to pay insurance, maintenance and other executory costs associated with the leases. Rent expense was $1,315,000, $1,863,000 and $1,185,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum payments under lease obligations with initial or remaining terms in excess of one year are as follows as of December 31, 2002, net of rental income:

	Operating leases	Capital leases
	(in thousands)
2003	$1,155	$666
2004	1,157	39
2005	877	—
2006	200	—
2007	186	—
Thereafter	461	—

Total minimum lease payments	$4,036	705

Less amount representing interest		(15)

Subtotal		690
Less current portion of capital lease obligations		(643)

Capital lease obligations, less current portion		$47

        From February 2000 through December 31, 2000, the Company sub-leased a portion of its leased premises. Total rentals related to the sub-leases were $211,000.

8.    Income Taxes

        Income tax expense (benefit) consists of:

	Current	Deferred	Total
	(in thousands)
Year ended December 31, 2002:
U.S. Federal	$—	$—	$—
State	—	—	—
Year ended December 31, 2001:
U.S. Federal	$—	$3,050	$3,050
State	—	442	442
Year ended December 31, 2000:
U.S. Federal	(20)	(1,746)	(1,766)
State	(3)	(281)	(284)

        The income tax expense (benefit) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to the net loss before income taxes as a result of the following:

	2002	2001	2000
U.S. Federal statutory rate (benefit)	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of Federal income tax	(2.5)	(3.5)	(3.9)
Non-deductible expenses	1.5	1.1	1.6
Stock option compensation	5.6	1.3	6.2
Cancellation of warrants	6.5	—	—
Increase in valuation allowance	23.7	64.2	—
Other	(0.8)	(2.9)	2.0

	0%	26.2%	(28.1)%

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2002 and 2001 are presented below:

	2002	2001
	(in thousands)
Deferred tax assets:
Accounts receivable	$68	$53
Accrued compensation expense	151	390
Warrant amortization	—	804
Net operating loss	10,026	6,641
Stock option compensation	—	412
Depreciation	20	18
Other	722	220

Gross deferred tax assets	10,987	8,538
Valuation allowance	(10,987)	(8,538)

Net deferred tax assets	$—	$—

        The income tax benefit for tax deductions relating to the exercise of nonqualified stock options in excess of the tax benefit on the amount reflected as amortization of deferred stock compensation have been recorded as additional paid-in capital in 2000.

        At December 31, 2002, the Company had gross net operating losses of approximately $25,938,000, which begin to expire in 2020. At December 31, 2002, the Company had research and experimentation credits of approximately $211,000, which are available to offset taxable income after application of available net operating loss carryforwards through 2020.

        In assessing the realizablility of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Prior to 2001, management believed that it was more likely than not that the Company would realize the benefits of its deferred tax assets and therefore, a valuation allowance was not established. Although future taxable income of the Company may be sufficient to utilize a substantial amount of the benefits of the Company's net operating loss carryforwards and to realize its deferred tax assets, a valuation allowance was recorded in 2001 to completely offset the carrying value of the deferred tax assets as management has concluded that the realization of the deferred tax assets does not meet the "more likely than not" criteria under SFAS No. 109. The Company recorded an additional valuation allowance of $2,449,000 in 2002. The Company's tax valuation allowance was $10,987,000 and $8,538,000 at December 31, 2002 and 2001, respectively.

9.    Shareholders' Equity

  Common and Preferred Stock

        On June 30, 2000, the Company completed an initial public offering ("IPO") of common stock that resulted in the issuance of 5,000,000 shares of common stock with an IPO price of $10.00 per share (adjusted to 1,000,000 shares of common stock with an IPO price of $50.00 per share following the 1-for-5 reverse stock split that occurred on September 4, 2002). In connection with the IPO, the Company offered the underwriters the option to purchase an additional 750,000 shares of common stock ("underwriter's over-allotment") at the offering price of $10.00 per share (adjusted to 150,000 shares of common stock at the offering price of $50.00 per share following the 1-for-5 reverse stock split that occurred on September 4, 2002). This option was exercised on July 7, 2000. Proceeds to the Company from the IPO and exercise of the underwriter's over-allotment amounted to $52,018,000, net of discounts, commissions and other costs of the offering and were received by the Company on June 30, 2000 and July 7, 2000, respectively. At the closing of the IPO, all previously issued Series A and Series B Convertible Participating Preferred Stock ("Convertible Preferred Stock") automatically converted on a 1-for-1 basis into 9,565,220 shares of common stock (adjusted to 1,913,044 shares of common stock following the 1-for-5 reverse stock split that occurred on September 4, 2002).

        On February 14, 2000, the Company's Board of Directors approved an amendment and restatement of the Company's Certificate of Incorporation to increase the number of shares of authorized common stock to 75,000,000 and authorize a new class of preferred stock, 5,000,000 shares, $0.001 par value. The amended and restated Certificate of Incorporation was effective upon the Company's IPO.

  Convertible Participating Preferred Stock (not reflective of the 1-for-5 reverse stock split effective September 4, 2002 for the Company's common stock)

        In June and July 1999, the Company sold 5,217,392 shares of Series A Convertible Participating Preferred Stock, par value $.001, at $1.15 per share. Gross proceeds to the Company were $6,000,000.

        In July 1999, the Company sold 4,347,828 shares of Series B Convertible Participating Preferred Stock, par value $.001, at $1.15 per share. Gross proceeds to the Company were $5,000,000.

        Accretion related to redeemable preferred stock has been recognized on a straight-line basis, calculated from the dates of issuance through the redemption dates for cash based on the estimated fair market value of common stock (aggregate amount of approximately $50,217,000 or $5.25 per share as of December 31, 1999 and aggregate amount of approximately $86,087,000 or $9.00 per share immediately preceding the IPO, not taking into account the 1-for-5 reverse stock split).

  Reverse Stock Splits

        On September 4, 2002, the Company effectuated a 1-for-5 reverse stock split of its common stock. On that day, each five shares of outstanding common stock of the Company automatically converted to one share of common stock. Unless otherwise noted, all share and per share amounts in the accompanying financial statements have been retroactively restated to give effect to the September 4, 2002 reverse stock split. The authorized shares of 75,000,000 and par value of $0.001 per share for the Company's common stock were not affected by the reverse stock split.

  Warrants

        In April 2000, the Company issued a warrant to Accenture Ltd. ("Accenture") to purchase up to 163,645 shares of common stock at $61.11 per share. The warrant vested contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and was set to expire on April 20, 2004. The warrant contained a significant cash penalty for Accenture's failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was measured at the date of grant in accordance with Emerging Issues Task Force Issue No. 96-18, resulting in a fair value of approximately $5,000,000. The fair value of the warrant was determined using the Black-Scholes option-pricing model, assuming a risk free interest rate of 6.0%, a volatility factor of 1.00 and an estimated fair value at the time of grant of $45.00 per common share. This amount is included in additional paid-in capital and has been amortized to expense over the original vesting period of the warrants. In the fourth quarter of 2002, the Company reached an agreement with Accenture to cancel the warrant. Under this agreement, Accenture relinquished its rights under the warrant in exchange for the Company accepting an accelerated payment of a reduced penalty related to the level of revenue delivered through the Accenture relationship and relinquishing its rights under the warrant. The reduced penalty was received by the Company and is reported in its 2002 financial statements as Other Income. Upon cancellation of the warrant, the company adjusted the cumulative amortization expense to reflect only the percentage of the original fair value of the warrant that was vested on the date of cancellation, resulting in a reversal of the previously recognized amortization of stock-based compensation expense of approximately $1,010,000 in the fourth quarter of 2002. For the year ended December 31, 2002, the Company recognized $83,000 in net amortization recovery related to the warrant.

10.    Employee and Director Stock Option and Stock Award Plans

        In October 1998, the Company's Board of Directors adopted the Click Commerce, Inc. Stock Option and Stock Award Plan ("the Employee Plan"), pursuant to which the Board may grant stock options and stock appreciation rights to officers and key employees. The Employee Plan originally authorized grants of options to purchase up to 899,502 shares of authorized common stock. On February 14, 2000, the Board of Directors approved an amendment to the Employee Plan, which increased the number of options available for grant to 986,168. Pursuant to the Employee Plan, which allows for an adjustment of the number of options available for grant upon changes in capitalization, the number of options authorized for grant was subsequently increased to 1,556,169 in contemplation of the Company's IPO. Stock options are granted at an exercise price equal to the stock's fair value at the date of grant. All stock options have ten-year terms and generally vest over three to five years from the date of grant. At December 31, 2002, there were 878,983 shares reserved for grant under the Employee Plan. In addition, stock options outstanding as of December 31, 2002 include options to purchase up to 338,621 shares of common stock, which have been granted to individuals under option agreements outside of the Employee Plan.

        The Company's Directors' Stock Option and Stock Award Plan (the "Directors' Plan") provides for the grant of non-qualified stock options and stock awards to non-employee directors. The Directors' Plan provides for the issuance of up to 100,000 shares of common stock. Beginning in 2000 and for each subsequent year, non-employee directors are automatically granted an option to purchase 10,000 shares of the Company's common stock on the date of each annual shareholders' meeting. Stock options are granted at an exercise price equal to the stock's fair value at the date of grant. All stock options have ten-year terms and generally vest six months from the date of grant. At December 31, 2002, there were no shares reserved for future issuance of common stock. Non-employee directors of the Company also receive an automatic grant each year of shares of the Company's Common Stock equal in value to $25,000 based on the fair market value of the Common Stock on the date of grant. A non-employee director who serves as the chairperson of the Audit Committee will also receive an additional automatic grant each year of shares of the Company's Common Stock equal in value to $10,000, based on the fair market value of the Common Stock on the date of the grant. Non-employee directors who serve as the chairperson of the Compensation Committee and the Governance Committee each receive an additional automatic grant each year of shares of the Company's Common Stock equal in value to $5,000, based on the fair market value of the Common Stock on the date of the grant. Directors have the ability to defer the receipt of stock until the earlier of the date that they rescind their deferral or the end of their service on the board.

        Stock option transactions are summarized as follows:

	December 31,
	2002		2001		2000
	Number of shares	Weighted average exercise prices	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise prices
Outstanding at beginning of year	1,183,186	$33.80	1,296,529	$33.25	924,397	$3.35
Granted	185,798	6.58	722,040	38.70	601,100	69.90
Exercised	(73,582)	0.44	(400,307)	4.35	(150,281)	0.90
Cancelled	(864,031)	31.89	(435,076)	67.45	(78,687)	26.70

Outstanding at end of year	431,371	$32.73	1,183,186	$33.80	1,296,529	$33.25

Options exercisable at end of year	272,026	$28.85	411,449	$27.70	399,735	$7.35

Weighted average per share fair value of options granted during the year	$6.04		$27.85		$41.20

	Options Outstanding			Options Exercisable
Exercise Prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise prices
$ 0.0000 - $ 19.5150	251,638	6.9 years	$5.52	168,474	$4.60
$ 19.5151 - $ 39.0300	56,039	7.0	29.21	26,063	28.84
$ 39.0301 - $ 58.5450	43,345	7.2	51.17	30,545	50.77
$ 58.5451 - $ 78.0600	19,471	8.0	72.90	18,946	72.78
$ 78.0601 - $ 97.5750	5,625	7.1	89.35	1,875	90.06
$ 97.5751 - $117.0900	16,175	6.6	105.02	9,324	104.93
$117.0901 - $136.6050	28,502	7.9	127.43	13,000	127.98
$136.6051 - $156.1200	4,000	7.8	144.04	1,750	143.89
$156.1201 - $175.6350	6,576	7.6	159.11	2,049	160.44
$175.6351 - $195.1500	0	0.0	0.00	0	0.00

	431,371	7.1	$32.73	272,026	$28.85

        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000
Expected life, in years	4.25	4	4
Expected volatility	99%	92%	74%
Risk-free interest rate	2.7%	4.2%	5.1%
Dividend yield	0.0%	0.0%	0.0%

11.    Credit Facility

        As of December 31, 2002, the Company had a $3,000,000 credit facility with a commercial bank for the purpose of financing working capital. The term of the agreement is one year, expiring on March 31, 2003. The Company does not plan to renew this facility. Interest is due monthly and at maturity and accrues at the prime rate. Borrowings under the facility are collateralized by certain assets of the Company. No amounts were borrowed under the facility during the year ended December 31, 2002.

        On January 25, 2000, the Company obtained a letter of credit totaling $500,000 to secure a new office lease. The letter of credit is automatically extended, without amendment, for one year from its original expiration date or any future expiration date unless the Company is notified at least 30 days prior to such expiration that the letter of credit will not be renewed. Pursuant to the lease agreement, the letter of credit may decline by $100,000 on the first, second, third and fourth anniversaries of the lease and finally to $38,000 on the fifth anniversary until the lease expires in August 2005. Accordingly, the letter of credit has declined to $300,000 as of December 31, 2002.

        On August 9, 2002, the Company obtained a letter of credit for an amount of $820,686 in connection with an insurance premium finance agreement. The letter of credit declines on a monthly basis, beginning in November 2002, until it expires on September 24, 2003. As of December 31, 2002, the letter of credit had a balance of $671,471.

12.    Loss Per Share

        The Company has excluded all Convertible Preferred Stock (as defined in Note 9), outstanding stock options and an outstanding warrant from the calculation of diluted net loss per common share as all such securities are anti-dilutive for all periods presented.

13.    Retirement Savings Plan

        The Company's employees participate in the Administaff of Texas, Inc. 401(k) plan (the "401(k) Plan") that covers substantially all employees. The 401(k) Plan provides for discretionary contributions by the Company based on a percentage of participant compensation, subject to limitations imposed by applicable government regulations. Amounts contributed to the 401(k) Plan by the Company in 2002, 2001 and 2000 were $208,000, $245,000 and $125,000, respectively.

14.    Related-party Transactions

        Michael W. Ferro, Jr., the Company's founder and chief executive officer, is also the founder, a director and majority shareholder of WarrantyCheck.com, Inc. ("WarrantyCheck"). Revenue from WarrantyCheck for the years ended December 31, 2002, 2001 and 2000 was approximately $0, $0 and $5,000, respectively. During 2002 and 2001, the Company also incurred third party contractor costs of $415,000 and $657,000, respectively. In 2001, the Company purchased $50,000, in computers and equipment from WarrantyCheck. During 2000, the Company sub-let office space to WarrantyCheck. Rentals received by the Company from WarrantyCheck totaled $78,000.

        An individual who is the corporate secretary and a shareholder of the Company is associated with law firms that have rendered various legal services to the Company. For the years ended December 31, 2002, 2001 and 2000, the Company incurred legal expenses with those firms of approximately $237,000, $284,000 and $230,000, respectively. During 2001, the Company also granted 3,000 options to this individual for non-legal services as the corporate secretary. The options were priced at $30.20, which was the fair value of the Company's stock on the date of grant, and became fully vested by December 31, 2001.

        During 2002, the Company entered into a software license purchase agreement with a customer whose Chairman and Chief Executive Officer also serves as a director of the Company. Revenues earned by the Company for software and implementation services totaled $474,000 in 2002.

        The Company leases an apartment for an individual who was a director of the Company from June 1999 until February 2000 and an officer of the Company from February 2000 through September 2001. In each of the years ended December 31, 2002, 2001 and 2000, the Company made rent payments for the former director of approximately $25,000.

        During 2001 and 2000, the Company incurred $239,000 and $218,000, respectively, in research advisory expenses from a company in which one of the Company's former directors serves as chairman emeritus of the board of directors. This person did not serve as a director in 2002.

        During 2002, 2001 and 2000, the Company co-sponsored several seminars with a company in which one of the Company's directors serves as president. For the years ended December 31, 2002, 2001 and 2000, the Company incurred expenses of approximately $25,000, $229,000 and $183,000, respectively, related to these seminars.

        During 2002, 2001 and 2000, the Company incurred $0, $1,791,000 and $1,369,000 in expenses for consulting, sub-contracting and other services from a company in which one of the Company's former directors serves as a global managing partner. This person's service as a director ended in May 2002.

        During 2001, the Company agreed to provide one of its shareholders with an early partial release of the market standoff agreement the shareholder had entered into with the Company in consideration for the shareholder entering into a software license purchase agreement under which the shareholder made payments totaling $1,750,000 to the Company.

        During 2000, the Company granted 2,000 options at an exercise price of $26.25 per share to one of its directors for consulting services rendered to the Company. The options vested on the date of grant and the Company recorded approximately $84,000 in compensation expense as the exercise price of the options was below fair value on the date of grant. For the year ended December 31, 2000, the Company also earned $1,585,000 in revenue from a company in which this director was a senior vice president and chief information officer until January 2000.

        During 2001, the Company entered into a software reseller agreement with a company (the "reseller") pursuant to which the reseller purchased licenses from the Company in the aggregate amount of $500,000. One of the Company's directors is a managing director of a venture fund that beneficially owns, in the aggregate, approximately 11% of the capital stock of the reseller. In addition, an individual who served as a director and officer of the Company held options to acquire shares of the reseller.

15.    Quarterly Results of Operations (Unaudited)

        The following table sets forth the Company's unaudited quarterly operating results for the eight quarters ended December 31, 2002, as well as that data expressed as a percentage of total revenue for each quarter. This information has been derived from the Company's condensed consolidated unaudited financial statements which have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of such information. Historical quarterly operating results are not indicative of results to be achieved in succeeding quarters or years and should not be relied upon as an indication of future performance.

	Three months ended
	Dec. 31, 2002	Sep. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sep. 30, 2001	June 30, 2001	Mar. 31, 2001
	(in thousands) (unaudited)
Revenue	$4,031	$3,486	$5,422	$5,337	$7,179	$10,995	$14,012	$11,669
Cost of revenues(a)	2,007	2,142	2,690	2,225	3,238	3,237	3,740	3,168

Gross profit	2,024	1,344	2,732	3,112	3,941	7,758	10,272	8,501
Operating expenses:
Sales and marketing(a)	1,154	1,488	2,609	3,986	3,122	5,022	7,001	8,141
Research and development(a)	464	880	1,320	1,566	1,826	2,547	2,676	2,607
General and administrative(a)	974	963	985	1,691	1,380	1,757	2,563	2,828
Amortization of stock-based compensation	(961)	385	400	412	413	548	548	615
Restructuring and other charges	1,044	—	1,213	—	—	1,827	—	—

Total operating expenses	2,675	3,716	6,527	7,655	6,741	11,701	12,788	14,191

Operating loss	(651)	(2,372)	(3,795)	(4,543)	(2,800)	(3,943)	(2,516)	(5,690)

Other income, net	455	173	232	171	200	338	443	660
Income tax expense (benefit)	—	—	—	—	7,309	(1,276)	(701)	(1,840)

Net loss	$(196)	$(2,199)	$(3,563)	$(4,372)	$(9,909)	$(2,329)	$(1,372)	$(3,190)

	As a percentage of Total Revenue
	Dec. 31, 2002	Sep. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sep. 30, 2001	June 30, 2001	Mar. 31, 2001
	(unaudited)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue(a)	49.8	61.4	49.6	41.7	45.1	29.4	26.7	27.2

Gross profit	50.2	38.6	50.4	58.3	54.9	70.6	73.3	72.8
Operating expenses:
Sales and marketing(a)	28.6	42.7	48.1	74.7	43.5	45.7	50.0	69.8
Research and development(a)	11.5	25.3	24.3	29.3	25.4	23.2	19.1	22.3
General and administrative(a)	24.2	27.6	18.2	31.7	19.2	16.0	18.3	24.2
Amortization of stock-based compensation	(23.8)	11.0	7.4	7.7	5.8	5.0	3.9	5.3
Restructuring and other charges	25.9	—	22.4	—	—	16.6	—	—

Total operating expenses	66.4	106.6	120.4	143.4	93.9	106.5	91.3	121.6

Operating loss	(16.2)	(68.0)	(70.0)	(85.1)	(39.0)	(35.9)	(18.0)	(48.8)

Other income, net	11.3	4.9	4.3	3.2	2.8	3.1	3.2	5.7
Income tax expense (benefit)	—	—	—	—	101.8	(11.6)	(5.0)	(15.8)

Net loss	(4.9)%	(63.1)%	(65.7)%	(81.9)%	(138.0)%	(21.2)%	(9.8)%	(27.3)%

(a)
Excludes amortization of stock-based compensation presented in a separate caption.

16.    Subsequent Event

        On March 6, 2003, the Company issued a press release announcing that it had received a letter, dated March 4, 2003, from Insight Venture Management, LLC ("Insight") indicating that Insight is prepared to discuss a proposed offer by Insight to acquire all of the Company's common stock for a price per share between $3.55 and $3.80, subject to certain balance sheet adjustments. The letter followed a proposed letter of intent submitted by Insight on February 24, 2003, and a letter sent to Insight by the Company's legal counsel, on March 3, 2003, rejecting the proposal described in Insight's letter of February 24, 2003. The Company's Board of Directors is currently considering Insight's most recent proposed offer.

        According to a Statement on Schedule 13D filed by Insight and its affiliates on March 6, 2003, Insight and its affiliates beneficially own approximately 19.8% of the Company's outstanding common stock.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Click Commerce, Inc.:

        Under date of January 24 (except for Note 16, which is as of March 6, 2003), we reported on the consolidated balance sheets of Click Commerce, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II. This financial statement schedule is the responsibility of Click Commerce, Inc.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois January 24, 2003

CLICK COMMERCE, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Beginning Balance	Bad Debt Expense	Write-Offs	Ending Balance
	(in thousands)
Year ended December 31, 2002	$136	342	(303)	$175
Year ended December 31, 2001	$118	110	(92)	$136
Year ended December 31, 2000	$54	162	(98)	$118
Valuation Allowance for Deferred Tax Assets	Beginning Balance	Additions	Ending Balance
	(in thousands)
Year ended December 31, 2002	$8,538	2,449	$10,987
Year ended December 31, 2001	$—	8,538	$8,538

QuickLinks

INDEX
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of the Securities Holders
PART II
  Item 5. Market for Registrant's Common Stock and Related Shareholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Consolidated Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
CLICK COMMERCE, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
CLICK COMMERCE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Dollars in thousands, except per share data)
CLICK COMMERCE, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (Dollars in thousands)
CLICK COMMERCE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
CLICK COMMERCE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS