Form 10-Q
period 2003-03-31
CLICK COMMERCE INC
filed 2003-05-14
CIK 1107050

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        As of May 13, 2003, there were 8,101,487 shares of the registrant's common shares outstanding.

CLICK COMMERCE, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,942	$23,646
Short-term investments	10,426	10,367
Trade accounts receivable, net	5,033	4,912
Prepaids and other current assets	1,576	920

Total current assets	41,977	39,845
Property and equipment, net	2,445	2,333
Restricted Cash	170	—
Goodwill and intangible assets	704	—
Other assets	158	104

Total assets	$45,454	$42,282

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,325	$504
Billings in excess of revenues earned on contracts in progress	—	376
Deferred revenue—short term	5,881	3,774
Accrued compensation	2,078	727
Accrued expenses and other current liabilities	1,695	1,408
Restructuring accrual	162	282
Current portion of capital lease obligations	497	643

Total current liabilities	11,638	7,714
Deferred revenue—long-term	104	—
Capital lease obligations, less current portion	—	47

Total liabilities	11,742	7,761

Shareholders' equity: Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 8,121,850 shares issued; and 8,092,786 shares outstanding as of March 31, 2003 and December 31, 2002	8	8
Additional paid-in capital	82,532	82,532
Accumulated other comprehensive income	139	148
Deferred compensation	(210)	(246)
Treasury stock, at cost	(117)	(117)
Accumulated deficit	(48,640)	(47,804)

Total shareholders' equity	33,712	34,521

Total liabilities and shareholders' equity	$45,454	$42,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2003	2002
Revenues
Product license	$179	$563
Service	2,745	4,774

Total revenues	2,924	5,337
Cost of revenues
Product license	77	175
Service (exclusive of $2 and $12 for the three months ended March 31, 2003 and 2002, respectively, reported below as amortization of stock-based compensation)	1,590	2,050

Total cost of revenues	1,667	2,225

Gross profit	1,257	3,112
Operating expenses:
Sales and marketing (exclusive of $31 and $372 for the three months ended March 31, 2003 and 2002, respectively, reported below as amortization of stock-based compensation)	607	3,986
Research and development (exclusive of $2 and $3 for the three months ended March 31, 2003 and 2002, respectively, reported below as amortization of stock-based compensation)	454	1,566
General and administrative (exclusive of $0 and $25 for the three months ended March 31, 2003 and 2002, respectively, reported below as amortization of stock-based compensation)	1,132	1,691
Amortization of stock-based compensation	35	412

Total operating expenses	2,228	7,655

Operating loss	(971)	(4,543)

Interest income	142	190
Interest expense	(7)	(19)

Other income	135	171

Loss before income taxes	(836)	(4,372)
Income tax expense (benefit)	—	—

Net loss	$(836)	$(4,372)

Basic and diluted net loss per common share	$(0.10)	$(0.54)

Weighted average common shares outstanding—basic and diluted	8,092,786	8,055,050
Comprehensive loss:
Net loss	$(836)	$(4,372)
Foreign currency translation adjustment	(9)	(1)

Comprehensive loss	$(845)	$(4,373)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(836)	$(4,372)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of stock-based compensation	35	412
Depreciation and amortization	299	405
Provision for doubtful accounts	30	30
Amortization of deferred compensation	—	61
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	1,884	1,390
Other current assets	21	626
Accounts payable	(22)	(51)
Billings in excess of revenues earned on contracts in progress	(376)	(107)
Deferred revenue	339	1,658
Accrued compensation	33	(200)
Accrued expenses and other current liabilities	99	(359)
Restructuring accrual	(120)	(296)
Income taxes receivable (payable)	—	145
Other assets	(2)	62

Net cash provided by (used in) operating activities	1,384	(596)
Cash flows from investing activities:
Purchases of property and equipment	—	(103)
Acquisition of Allegis' cash, net of deal costs	176	—
Purchases of short-term investments, net	(58)	(10,000)

Net cash provided by (used in) investing activities	118	(10,103)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	29
Principal payments under capital lease obligations	(197)	(204)

Net cash used in financing activities	(197)	(175)
Effect of foreign exchange rates on cash and cash equivalents	(9)	(1)

Net increase (decrease) in cash and cash equivalents	1,296	(10,875)
Cash and cash equivalents at beginning of period	23,646	40,677

Cash and cash equivalents at end of period	$24,942	$29,802

Supplemental disclosures:
Interest paid	$7	$19
Income taxes paid	—	9

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements include the accounts of Click Commerce, Inc. and its wholly owned subsidiaries (the "Company") and reflect all adjustments (which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the Securities and Exchange Commission's rules and regulations. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K and other documents that have been filed with the Securities and Exchange Commission.

        Certain prior year amounts have been reclassified to conform to the 2003 presentation.

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

        Revenue from contracts recognized under the percentage-of-completion method is presented as product revenue to the extent that the underlying milestones are related to software deliveries. To the extent that contract milestones relate to software customization or other professional services, revenues are presented as service revenues. When hours of input are used as the basis for percentage complete, revenues of the arrangement are presented as product revenue based on the percentage of product list price divided by total estimated project list price multiplied by the contract value and are presented as services revenue based on the percentage of estimated services base line hours at list prices divided by total estimated project list price multiplied by the contract value.

        For software subscriptions, the Company applies revenue recognition principles in accordance with the guidance provided by Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The arrangement fee related to multi-element arrangements should be allocated to the individual elements based upon verifiable, objective evidence of the fair values of each separate element. To be considered a separate element, the product or service in question must represent a separate earnings process. The Company's arrangements with customers generally include two elements: (1) strategic consulting services and (2) set-up and software subscription services. Software subscription revenues are presented as services revenues. Total arrangement revenues and direct costs are deferred until customer acceptance has occurred and the software subscription service begins. Revenues and direct costs are then amortized ratably to income over the noncancelable contractual term, which is normally 18 months.

        Maintenance service is sold separately under contracts that are renewable annually and is provided only to customers who purchase maintenance. The Company recognizes maintenance service revenue ratably over the contract period, which is generally one year in length. Maintenance fees are generally billed annually in advance and are recorded as deferred revenue. For software license sales with bundled maintenance, the Company applies revenue recognition principals using the residual method pursuant to the requirements of Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions." Under the residual method, revenue is recognized for delivered elements when a contractually stipulated annual renewal rate for maintenance is provided in the contract with the customer; provided, however, that collection is deemed probable and the fee is fixed and determinable. As part of the sales process, the Company may perform a needs analysis for the potential customer on a fixed fee basis. Revenue from needs analyses is recognized as the work is performed. Training revenue is recognized as the services are provided.

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

Cash, Cash Equivalents and Short-Term Investments

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

Stock-Based Compensation

        The Company accounts for its stock options in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. The Company continues to apply the provisions of APB 25 and provides the pro forma disclosures required by SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." Accordingly, the Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and discloses the pro forma effects on earnings had the fair value of the options been expensed. As such, compensation expense would be recorded only if the fair value of the underlying stock exceeded the exercise price on the grant date. Accordingly, no compensation cost has been recognized on stock options for which the exercise price equaled the fair value at the date of grant. With respect to stock options granted at exercise prices less than their deemed fair value, the Company recorded deferred stock-based compensation. Such deferred stock-based compensation is amortized on a straight-line basis over the vesting period of each individual award. The fair value of equity instruments issued to non-employees is amortized and charged to expense over the vesting period of the respective instruments.

        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for the three months ended March 31, 2003 and 2002, respectively: expected life of 4.25 years for each period; expected volatility of 147% and 99%; risk-free interest rate of 2.7% for each period; and 0% dividend yield for each period.

        The Company has applied APB No. 25 and related interpretations in accounting for the Employee Plan and the Directors' Plan. Accordingly, no compensation cost has been recognized on stock options for which the exercise price equaled the fair value at the date of grant. Had the Company determined compensation cost based on the method required by SFAS No. 123, the Company's net loss available to common shareholders and net loss per common share for the three months ended March 31, 2003 and 2002 would approximate the pro forma amounts below:

	Three months ended March 31,
	2003	2002
	(in thousands, except per share data)
Net loss, as reported	$(836)	$(4,372)
Stock-based employee compensation expense included in the determination of net loss as reported, net of related tax effects	35	103
Total fair value method employee stock-based compensation expense, net of related tax effects	(379)	(698)

Pro forma net loss	$(1,180)	$(4,967)

Basic and diluted loss per share:
As reported	$(0.10)	$(0.54)
Pro forma	$(0.15)	$(0.62)

3.    BUSINESS COMBINATION

        On March 27, 2003, the Company completed its acquisition of all of the capital stock of Allegis Corporation ("Allegis"), a privately-held California corporation engaged in licensing partner relationship management software and providing professional implementation services, hosting, and maintenance services related to its software, effective as of March 24, 2003. Results of Allegis' operations have been included in the Company's consolidated financial statements since March 24, 2003. Under the terms and conditions of the Agreement and Plan of Merger, Allegis became a wholly-owned subsidiary of the Company, and the holders of Allegis' preferred stock received cash consideration in an aggregate amount of approximately $10,200. The Company funded the acquisition using available cash on hand. The acquisition of Allegis is expected to broaden the Company's installed base and product offerings and expand its market share within the partner relationship management area, as well as achieve cost savings through elimination of redundant development efforts and administrative functions.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the effective date of the Allegis acquisition. The Company incurred an additional $135,000 of direct expenses related to closing the Allegis acquisition. Due to the timing of the acquisition, the final allocation of the purchase price is subject to change as the Company completes the valuation of the acquired assets and assumed liabilities.

At March 24, 2003,
(in thousands)
Current assets	$3,024
Property and equipment	393
Intangible assets	596
Goodwill	108
Other assets	274

Total assets acquired	4,395

Current liabilities	4,146
Long-term liabilities	104

Total liabilities assumed	4,250

Net assets acquired	145

        The intangible assets acquired represent the estimated fair value of the customer relationships acquired through the existing customer license and subscription contracts. The intangible assets will be amortized over the typical initial contract period, which is 18 months. There was no value assigned to in-process research and development costs. Goodwill is not expected to be deductible for income tax purposes.

        Included in the liabilities assumed are approximately $720,000 of employee severance costs and direct deal costs of approximately $200,000 incurred prior to the effective date of the acquisition by Allegis.

        The following unaudited pro forma financial information for the three months ended March 31, 2003 and 2002 presents the consolidated operations of the Company as if the acquisition had been made on January 1, 2002, after giving effect to certain adjustments for the pro forma acquisition as of the acquisition date. Under the provisions of SFAS No. 142, goodwill acquired in transactions completed after June 30, 2001 is not amortized. As the acquisition of Allegis occurred subsequent to that date, these pro forma results do not reflect any goodwill amortization expense. The unaudited pro forma financial information is provided for informational purposes only, should not be construed to be indicative of the Company's consolidated results of operations had the acquisition of Allegis been consummated on this earlier date, and do not project the Company's results of operations for any future period:

	Three months ended March 31,
	2003	2002
	(in thousands, except per share data)
Revenues	$4,917	$8,008
Net loss	(3,596)	(7,395)
Basic and diluted net loss per share	(0.44)	$(0.92)

4.    STOCK-BASED COMPENSATION

        Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4,636,000. Such deferred compensation is amortized on a straight-line basis over the vesting period of each individual award, resulting in $35,000 and $103,000 of stock-based compensation expense for the three months ended March 31, 2003 and 2002, respectively.

        In April 2000, the Company issued a warrant to Accenture Ltd. ("Accenture") to purchase up to 163,645 shares of common stock at $61.11 per share. The warrant vested contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and was set to expire on April 20, 2004. The warrant contained a significant cash penalty for Accenture's failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was measured at the date of grant in accordance with EITF Issue No. 96-18 and Statement of Financial Accounting Standards No. 123, resulting in a fair value of approximately $5,000,000, which was determined using the Black-Scholes option-pricing model. In the fourth quarter of 2002, the Company reached an agreement with Accenture to cancel the warrant. For the quarter ended March 31, 2002, the Company recognized $309,000 in amortization expense related to the warrant.

5.    RESTRUCTURING

        In the quarter ended June 30, 2002, the Company determined that its cost structure exceeded the level suggested by its assessment of the Company's then-current near-term revenue opportunities. The Company experienced longer sales cycles and higher executive level review and approval processes on capital projects, particularly for technology and e-commerce projects. As a result, the Company developed a plan to reduce its cost structure to a level in line with current revenue opportunities, resulting in an $821,000 restructuring charge. Included in this restructuring plan was the termination of 51 employees across all areas of the Company. All of these employees were notified of their termination by June 30, 2002, and were severed by August 2, 2002. The resulting employee severance and related costs are presented below. The facilities related costs represented the remaining lease payments for closing four regional offices.

        In conjunction with the restructuring, the Company recorded a $451,000 asset impairment charge. The write-down of assets, primarily computer equipment under capital leases, was a direct result of the staffing reductions. The fair value of the equipment included in the write-down was deemed to be $0. The Company has no foreseeable use for the assets, and the assets are under leases, which at the end of the lease term, the Company is required to either return the equipment or purchase the equipment at the then fair market value. The Company intends to return this equipment upon expiration of the current lease terms.

        During the fourth quarter of 2002, the Company performed an asset impairment analysis on its third party prepaid licenses and other intangible assets. The Company evaluated the undiscounted future operating cash flows to determine whether these cash flows will be sufficient to recover the carrying value of the related assets. The Company assessed that two of its third party prepaid license agreements had impaired values resulting from diminished maintenance contracts and slow software sales on related products. The Company also determined that an acquired product line, purchased in the third quarter of 2001, had no future value based on its assessment of no expected future sales and no further plans to develop this product line. Accordingly, the Company recorded an impairment charge of $1,043,000 during the fourth quarter of 2002.

        As of March 31, 2003, the majority of the Company's restructuring accrual related to employee severance, benefits and related costs. Due to extended payment terms under severance arrangements with certain employees, payments against the restructuring charge will be made through the quarter ending June 30, 2003.

	Accrual at December 31, 2002	2003 YTD cash payments	Balance at March 31, 2003
	(in thousands)
Employee severance, benefits and related costs	$252	$(120)	$132
Facilities related costs	—	—	—
Legal costs and other	30	—	30

Total	$282	$(120)	$162

6.    SUBSEQUENT EVENT

        On May 1, 2003, the Company announced that its Board of Directors had declared a special cash dividend in the amount of $2.50 per share of the Company's common stock ("Special Dividend"). The Special Dividend will be payable on June 4, 2003 to stockholders of record as of May 20, 2003. For Federal income tax purposes, the Company expects the Special Dividend to be treated as a "return of capital." As a return of capital, the Special Dividend would be either wholly tax-free or taxable in part as capital gain, depending on each stockholder's tax basis in the Company's common stock.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's consolidated condensed financial statements and notes elsewhere in this quarterly report.

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

        The Company commenced operations on August 20, 1996. During the period from inception until early 1998, the Company was primarily engaged in developing software for the Relationship Manager (formerly referred to as the Extranet Manager). In 1996 and 1997, the Company was also engaged in developing Internet Web sites and providing related consulting services. The Company implemented the first Click Commerce Relationship Manager in the second quarter of 1997. On June 30, 2000, the Company completed an initial public offering ("IPO") of common stock that resulted in the issuance of 5,000,000 shares of common stock with an IPO price of $10.00 per share (adjusted to 1,000,000 shares of common stock with a price of $50.00 per share following the 1-for-5 reverse stock split that occurred on September 4, 2002).

        The Company's revenue is derived from sales of licenses of its software, consisting of the Partner Portal platform—which includes the Relationship Manager, Portal Framework and the Commerce Suite—the Click Commerce Developer Studio and fourteen business applications, as well as from needs analyses, professional services, training, maintenance and support. The Company's software is generally licensed on a perpetual basis. The Company's new Allegis subsidiary licenses its software on both a perpetual basis and through subscription arrangements.

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

        Operating expenses are classified into four general categories: sales and marketing, research and development, general and administrative and amortization of stock-based compensation. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for executive management, finance and administrative employees, legal and accounting services, and corporate liability insurance. Amortization of stock-based compensation represents the amortization over the related service period of the difference between the exercise price of options granted and the deemed fair market value of the underlying common stock on the date of grant, as well as amortization of the warrant issued in connection with a joint marketing agreement with Accenture. Since the Company reached an agreement with Accenture to cancel the warrant in the fourth quarter of 2002, no amortization expense of the warrant is reflected in the accompanying statement of operations for the quarter ended March 31, 2003.

        The Company believes that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in new, rapidly evolving markets. The Company may not be successful in addressing such risks and difficulties.

Critical Accounting Policies

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, the Company makes certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company's critical accounting policies include revenue recognition, the estimation of credit losses on accounts receivable and the valuation of deferred tax assets. For a discussion of these critical accounting policies, see "Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

Results of Operations

        The following table sets forth selected unaudited financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three Months Ended March 31,
	2003		2002
	in 000's	% of Revenue	in 000's	% of Revenue
Revenues
Product license	$179	6.1%	$563	10.5%
Service	2,745	93.9	4,774	89.5

Total revenues	2,924	100.0	5,337	100.0

Cost of revenues
Product license	77	2.6	175	3.3
Service(a)	1,590	54.4	2,050	38.4

Total cost of revenues	1,667	57.0	2,225	41.7

Gross profit	1,257	43.0	3,112	58.3
Operating expenses:
Sales and marketing(a)	607	20.8	3,986	74.7
Research and development(a)	454	15.5	1,566	29.3
General and administrative(a)	1,132	38.7	1,691	31.7
Amortization of stock-based compensation	35	1.2	412	7.7

Total operating expenses	2,228	76.2	7,655	143.4

Operating loss	$(971)	(33.2)%	$(4,543)	(85.1)%

(a)
Exclusive of amortization of stock-based compensation presented as a separate caption.

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002

  Revenue

        Total revenue decreased approximately $2.4 million, or 45.2%, to $2.9 million for the three months ended March 31, 2003 from $5.3 million for the three months ended March 31, 2002. Product license revenue consists of revenue from separate product-only agreements and from multi-element agreements accounted for under a percentage-of-completion basis using product-related milestones. Product license revenue decreased by $0.4 million, or 68.2%, as a result of a decrease in the number of new contracts and the average selling price of the current quarter's contracts. Service revenue, comprised of fees related to time and materials service contracts, maintenance, training and needs analyses, as well as multi-element agreements accounted for under a percentage-of-completion basis using hours of input or milestones that specifically related to integration and customization services, decreased by $2.0 million, or 42.5%, over the prior year quarter. This decrease was primarily attributable to professional services delivered on a time and material basis being lower by $1.6 million, needs analysis and addenda contracts being lower by $0.2 million and maintenance revenue being lower by $0.3 million, partially offset by the inclusion of Allegis revenues for the period from March 24, 2003 to March 31, 2003 of $0.1 million. In any period, service revenue from time and material contracts is dependent on, among other things, license transactions closed during the current and preceding periods and customer decisions regarding timing and implementation of licensed software.

  Cost of Revenue

        Total cost of revenue decreased approximately $0.6 million, or 25.1%, to $1.7 million for the three months ended March 31, 2003 compared to $2.2 million for the three months ended March 31, 2002. This cost of revenue decrease was primarily a result of lower third party contractor costs and employee compensation and related costs due to a reduction in project management personnel. Cost of product revenue decreased by $100,000 or 56.0% to $77,000 due to lower royalty fees for licensed third party software that is embedded in the Company's products or incorporated in the Company's product offerings arising from lower product sales, as well as lower amortization of product packaging and other product costs. Gross profit margins decreased to 43.0% for the three months ended March 31, 2003, compared to 58.3% for the three months ended March 31, 2002. The gross margin decrease was due to a decrease in product revenue as a percent of total revenue, as well as lower margins on both product and services revenue. The decrease in service margins was due to the following reasons: the classification of project management overhead in costs of services in the current quarter, which overhead costs were included with general and administrative costs in the first quarter of 2002 due to their allocation to internal projects that have since been completed or discontinued; lower average hourly rates; and a lower utilization rate for the professional services staff in the current quarter. Product margins were lower due to lower product revenues against which comparable product-related costs are amortized.

  Operating Expenses

        Sales and Marketing.    Sales and marketing expenses decreased by approximately $3.4 million, or 84.8%, to $0.6 million for the three months ended March 31, 2003 from $4.0 million for the three months ended March 31, 2002. The decrease in sales and marketing expense was primarily attributable to lower employee compensation and related costs due to a reduction in personnel and from lower discretionary marketing spending.

        Research and Development.    Research and development expenses decreased by approximately $1.1 million, or 71.0%, to $0.5 million for the three months ended March 31, 2003, compared to $1.6 million for the prior year three-month period. This decrease was primarily attributable to lower third party contractor costs and a reduction in salaries due to lower headcount. To date, all software development costs have been expensed as incurred.

        General and Administrative.    General and administrative expenses decreased by approximately $0.6 million, or 33.1%, to $1.1 million for the three months ended March 31, 2003 from $1.7 million for the three months ended March 31, 2002. This decrease was primarily attributable to lower employee compensation and related costs due to a reduction in administrative personnel and lower overhead costs.

        Amortization of stock-based compensation.    Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4.6 million. Such deferred compensation is being amortized over the vesting periods of the applicable options, resulting in expense of $35,000 and $103,000 for the three months ended March 31, 2003 and 2002, respectively. Additionally, the $5.0 million fair value of the warrant issued to Accenture in April 2000 was being amortized over the vesting period of the warrant. As discussed above in "Overview," the Company reached an agreement with Accenture in the fourth quarter of 2002 to cancel the warrant. The Company recognized no related amortization expense in the first quarter of 2003. The Company recognized $0.3 million in amortization expense in the first quarter of 2002.

        Restructuring.    The Company did not record a restructuring charge in the quarters ended March 31, 2003 and 2002.

        Income tax expense.    The Company incurred no income tax expense or benefit for the three months ended March 31, 2003 and 2002.

Liquidity and Capital Resources

        At March 31, 2003, the Company had $35.4 million of cash, cash equivalents and short-term investments, consisting primarily of the remaining proceeds from its initial public offering. Net cash provided by operating activities was $1.4 million for the three months ended March 31, 2003. The $1.4 million of cash provided by the current three month period primarily consisted of net collections of accounts receivable of $1.9 million, offset by a loss before amortization of stock-based compensation and depreciation and amortization totaling approximately $0.5 million.

        Net cash provided by investing activities was $118,000 for the three months ended March 31, 2003, consisting of the net cash acquired in the acquisition of Allegis of $176,000, partially offset by purchases of investments of $58,000.

        Net cash used in financing activities was approximately $197,000 for the three months ended March 31, 2003, reflecting capital lease payments.

        The Company had a $3.0 million revolving credit facility that expired on March 31, 2003. In January 2000, the Company obtained a letter of credit under this facility totaling $0.5 million to secure a office lease. This letter of credit is renewable annually and declines by $0.1 million on the first, second, third and fourth anniversaries of the lease and then declines to $38,130 on the fifth anniversary until the lease expires in August 2005. The letter of credit has a balance of $200,000 at March 31, 2003. As part of the Allegis acquisition, the Company assumed a letter of credit securing office space in San Francisco. The letter of credit expires on September 30, 2005 and currently has a balance of $170,000. The Company also has an outstanding letter of credit for an original amount of $820,686 in connection with an insurance premium finance agreement. The letter of credit declines on a monthly basis, beginning in November 2002, until it expires on September 24, 2003. As of May 14, 2003, the letter of credit has a balance of $448,000. These letters of credit were previously secured by Company's line of credit that expired on March 31, 2003. Beginning April 1, 2003, the Company secured these letters of credit with cash funds that are being pledged in a separate account held by the respective financial institutions.

        In May 2002, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of its common stock in the open market. These shares may be purchased pursuant to Rule 10b-18 under the Exchange Act from time to time in the public market or through privately negotiated transactions. The timing and amount of any repurchase will be at the discretion of the

Company's management. As of March 31, 2003, the Company had repurchased 29,064 shares of its common stock at an average purchase price of $4.03 per share and at an aggregate cost of $117,239. No shares were repurchased during the first quarter of 2003.

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

        The Company may use cash resources to fund investments in complementary businesses or technologies or other purposes as determined by the Company. The Company believes that working capital will be sufficient to meet its working capital and operating expenditure requirements for at least the next twelve months. The Company has no current plans to raise additional equity during the next twelve months, although such plans are subject to business and market conditions. Thereafter, the Company may find it necessary to obtain additional equity or debt financing, although the Company does not currently foresee a need for additional cash resources for long-term needs. In the event additional financing is required, the Company may not be able to raise it on acceptable terms or at all.

Recent Accounting Pronouncements

        In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Such legal obligations include obligations a party is required to settle as a result of an existing or enacted law, statute, or ordinance, or written or oral contract. These associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a material impact on the Company.

        In July 2002, the FASB issued statement No. 146. "Accounting for Cost Associated with Exit or Disposal Activities." This statement will require the recording of exit or disposal costs when they are incurred and can be measured at fair value. A liability is incurred when an event obligates a company to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using assets in the future). These costs will be subsequently adjusted for changes in estimated cash flows. This statement is effective for exit or disposal activities initiated after December 31, 2002. This statement does not impact the treatment of liabilities for exit and disposal costs previously recorded prior to adoption. The adoption of this statement did not have a material impact on the Company.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the condensed consolidated financial statements included in this Form 10-Q.

Recent Developments

        On May 1, 2003, the Company announced that its Board of Directors had declared a special cash dividend in the amount of $2.50 per share of the Company's common stock ("Special Dividend"). The Special Dividend will be payable on June 4, 2003 to stockholders of record as of May 20, 2003. For Federal income tax purposes, the Company expects the Special Dividend to be treated as a "return of capital." As a return of capital, the Special Dividend would be either wholly tax-free or taxable in part as capital gain, depending on each stockholder's tax basis in the Company's common stock.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended:

        Statements in this Form 10-Q that are not historical facts and refer to the Company's future prospects are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate" and other similar words and expressions. The statements are subject to risks and uncertainties and actual results may differ materially from those indicated by these forward-looking statements as a result of various factors, including but not limited to, the ability of the Company to enter into strategic alliances with system integrators and business consultants, the extent of customer acceptance and utilization of the Company's channel management solutions, the impact of competitive products and services, the Company's ability to develop new and enhanced versions of its products and services, the effect of economic and business conditions, the volume and timing of customer contracts, and related approval processes capital and intellectual property spending of the Company's target customers, changes in technology, deployment delays or errors associated with the Company's products, the ability of the Company to integrate acquired businesses or products and the Company's ability to protect its intellectual property rights. For a discussion of these and other risk factors that could affect the Company's business, see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which is on file with the Securities and Exchange Commission.

Item 3.    Qualitative and Quantitative Disclosures About Market Risk

        The following discusses the Company's exposure to market risk related to changes in foreign currency exchange rates and interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in Part I of the Company's Annual Report on Form 10-K under "Risk Factors."

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

  Interest Rate Risk

        As of March 31, 2003, the Company had cash and cash equivalents of $24.9 million. Declines in interest rates will reduce interest income from short-term investments. Based upon the balance of cash and cash equivalents at March 31, 2003, a change in interest rates of 0.5% would cause a corresponding change in annual interest income of approximately $0.1 million. At March 31, 2003, the Company also had $10.4 million in short-term investments, consisting primarily of short-term bond funds. A portion of these investments is in fixed rate securities. The fair value of the Company's fixed rate investments may be adversely impacted by a rise in interest rates.

Item 4.    Controls and Procedures

        Based on their evaluation as of a date within 90 days of the filing of this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 2.    Changes in Securities and Use of Proceeds

        On June 26, 2000, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1, File No. 333-30564, relating to the initial public offering of the Company's common stock, par value $.001 per share. As of March 31, 2003, the Company had spent approximately $15.2 million of the net proceeds for working capital and general corporate purposes. The remaining proceeds are invested in investment grade, interest-bearing securities.

Item 3.    Defaults Upon Senior Securities

        Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)
The Company held its Annual Meeting of Shareholders on May 2, 2003.

(b)
Not applicable.

(c)
The Company's shareholders voted on the following proposals:

1.
To elect two Class III directors to serve a three-year term that will expire at the 2006 Annual Meeting of Shareholders. The votes cast for each director were as follows:

Directors	For	Authority Withheld
Michael W. Ferro, Jr.	7,182,685	308,787
Emmanuel A. Kampouris	7,138,079	353,393
  2.
  To approve an amendment to the Click Commerce, Inc. Director's Stock Option and Stock Award Plan to increase the shares authorized for issuance thereunder by an additional 500,000 shares.

For	Against	Abstentions
4,670,769	1,389,386	500

  3.
  To permit the Board of Directors of the Company, at its discretion, to reorganize the Company through a transfer of all or substantially all of the Company's operating assets and liabilities to a new wholly-owned subsidiary of the Company.

For	Against	Abstentions	Broker Non-Votes
3,411,784	2,648,851	20	1,430,817
  4.
  To ratify the appointment of KPMG LLP as the independent auditors of the Company for the year ending December 31, 2003.

For	Against	Abstentions
7,473,652	17,810	10
(d)
Not applicable.

Item 5.    Other Information

        Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits:

        The following exhibits are filed as part of this Form 10-Q.

Exhibit Number	Description
10.1*	Employment Agreement, dated as of January 1, 2003 between Michael W. Ferro, Jr. and Click Commerce, Inc.
10.2*	Employment Agreement, dated as of November 18, 2002 between Justin C. Dearborn and Click Commerce, Inc.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the Company's Current Report on Form 8-K, dated May 1, 2003

(b)
Reports on Form 8-K

        The Company filed a Current Report on Form 8-K (Item 5), dated March 6, 2003 to report its issuance of a press release announcing that it had received a letter, dated March 4, 2003, from Insight Venture Management, LLC ("Insight") indicating that Insight was prepared to discuss a proposed offer by Insight to acquire all of the Company's common stock for a price per share between $3.55 and $3.80, subject to certain balance sheet adjustments.

        The Company filed a Current Report on Form 8-K (Item 2), dated March 27, 2003 to report its consummation of its acquisition of Allegis Corporation, a privately-held California corporation based in San Francisco, California, on March 27, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICK COMMERCE, INC.
By:	/s/ MICHAEL W. NELSON Michael W. Nelson Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: May 14, 2003

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

        4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date May 14, 2003
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

        4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date May 14, 2003
/s/ MICHAEL W. NELSON Michael W. Nelson Vice President, Chief Financial Officer and Treasurer

QuickLinks

CLICK COMMERCE, INC. INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Qualitative and Quantitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS