Form 10-Q
period 2003-06-30
CLICK COMMERCE INC
filed 2003-08-14
CIK 1107050

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-30881

CLICK COMMERCE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4088644 (I.R.S. Employer Identification Number)
200 East Randolph Drive, 52nd Floor Chicago, Illinois 60601 (Address of principal executive offices)
(312) 482-9006 (Registrant's telephone number, including area code)

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
Yes ☐    No ☒

        As of August 13, 2003, there were 8,136,643 shares of the registrant's common shares outstanding.

CLICK COMMERCE, INC.
INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,225	$23,646
Short-term investments	—	10,367
Trade accounts receivable, net	4,656	4,912
Prepaids and other current assets	1,043	920

Total current assets	17,924	39,845
Property and equipment, net	1,112	2,333
Restricted cash	170	—
Goodwill and intangible assets	466	—
Other assets	300	104

Total assets	$19,972	$42,282

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$737	$504
Billings in excess of revenues earned on contracts in progress	351	376
Deferred revenue, short term	4,958	3,774
Accrued compensation	1,033	727
Accrued expenses and other current liabilities	2,189	1,408
Restructuring accrual	1,122	282
Current portion of capital lease obligations	327	643

Total current liabilities	10,717	7,714
Capital lease obligations, less current portion	—	47
Accrued restructuring, long term	1,042	—

Total liabilities	11,759	7,761

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 8,165,707 and 8,121,850 shares issued; 8,136,643 and 8,092,786 shares outstanding	8	8
Additional paid-in capital	62,252	82,532
Accumulated other comprehensive income	144	148
Deferred compensation	(202)	(246)
Treasury stock, at cost—29,064 and 29,064 shares	(117)	(117)
Accumulated deficit	(53,872)	(47,804)

Total shareholders' equity	8,213	34,521

Total liabilities and shareholders' equity	$19,972	$42,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues
Product license	$689	$753	$868	$1,316
Subscription	944	—	944	—
Maintenance and hosting	1,705	1,857	3,176	3,671
Service	1,741	2,812	3,015	5,772

Total revenues	5,079	5,422	8,003	10,759

Cost of revenues
Product	148	157	226	332
Service (exclusive of $2 and $17 for the three months ended June 30, 2003 and 2002, respectively, and $4 and $29 for the six months ended June 30, 2003 and 2002 respectively, reported below as amortization of stock-based compensation)	2,524	2,533	4,113	4,583

Total cost of revenues	2,672	2,690	4,339	4,915

Gross profit	2,407	2,732	3,664	5,844

Operating expenses:
Sales and marketing (exclusive of $6 and $360 for the three months ended June 30, 2003 and 2002, respectively, and $37 and $732 for the six months ended June 30, 2003 and 2002, respectively, reported below as amortization of stock-based compensation)	1,225	2,609	1,832	6,596
Research and development (exclusive of $2 for the three months ended June 30, 2002, and $2 and $5 for the six months ended June 30, 2003 and 2002, respectively, reported below as amortization of stock-based compensation)	887	1,320	1341	2,886
General and administrative (exclusive of $21 for the three months ended June 30, 2002, and $45 for the six months ended June 30, 2002, reported below as amortization of stock-based compensation)	1,714	985	2,846	2,677
Amortization of stock-based compensation	8	400	43	811
Amortization of intangible assets	28	—	28	—
Restructuring and other charges	3,942	1,213	3,942	1,213

Total operating expenses	7,804	6,527	10,032	14,183

Operating loss	(5,397)	(3,795)	(6,368)	(8,339)

Interest income	116	245	258	435
Interest expense	(5)	(13)	(12)	(32)
Other income	54	—	54	—
Loss before income taxes	(5,232)	(3,563)	(6,068)	(7,936)
Income tax expense (benefit)	—	—	—	—

Net loss	$(5,232)	$(3,563)	$(6,068)	$(7,936)

Basic and diluted net loss per common share	$(0.64)	$(0.44)	$(0.75)	$(0.99)

Weighted average common shares outstanding—basic and diluted	8,120,292	8,048,611	8,101,398	8,051,812
Comprehensive loss:
Net loss	$(5,232)	$(3,563)	$(6,068)	$(7,936)
Foreign currency translation adjustment	5	(45)	(4)	(46)

Comprehensive loss	$(5,227)	$(3,608)	$(6,072)	$(7,982)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(6,068)	$(7,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	43	811
Depreciation and amortization	618	835
Provision for doubtful accounts	59	225
Amortization of deferred compensation	—	123
Restructuring and other charges, net of payments	2,904	434
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	2,231	1,940
Other current assets	554	1,233
Accounts payable	(610)	(400)
Billings in excess of revenues earned on contracts in progress	(25)	(106)
Deferred revenue	(478)	1,710
Accrued compensation	(1,011)	(725)
Accrued expenses and other current liabilities	593	(773)
Income taxes payable	—	145
Other assets	83	12

Net cash used in operating activities	(1,107)	(2,472)
Cash flows from investing activities:
Purchases of property and equipment	(7)	(331)
Acquisition of Allegis, net of deal costs	176	—
Redemptions (purchases) of short-term investments, net	10,367	(10,173)
Purchase of long-term investments	(200)	—

Net cash provided by (used in) investing activities	10,336	(10,504)
Cash flows from financing activities:
Proceeds from exercise of stock options	62	32
Purchase of treasury stock	—	(111)
Payment of special dividend	(20,342)	—
Principal payments under capital lease obligations	(366)	(415)

Net cash used in financing activities	(20,646)	(494)
Effect of foreign exchange rates on cash and cash equivalents	(4)	46

Net decrease in cash and cash equivalents	(11,421)	(13,424)
Cash and cash equivalents at beginning of period	23,646	40,677

Cash and cash equivalents at end of period	$12,225	$27,253

Supplemental disclosures:
Interest paid	$12	$32
Income taxes paid	0	0

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Cost Recognition

        The Company recognizes product license revenue from licensing the rights to use its software on a perpetual basis. Software licenses that are limited in duration are recognized as subscriptions. The Company generates service revenues from integrating its software, performing needs analyses for customers and providing training services. Maintenance and hosting revenues are generated under contracts that provide customers with maintenance, product support and hosting services. The Company recognizes revenue in accordance with Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition" as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." For those contracts that either do not contain a services component or that have services which are not essential to the functionality of any other element of the contract, software license revenue is recognized upon delivery of the Company's software provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. Revenue from service contracts is typically recognized as the services are performed. The revenue to be recognized from multiple-element software contracts is based on the fair value of each element. The Company records deferred revenue on software contracts for which it has billed or collected amounts, but for which the requirements for revenue recognition have not been met.

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

        For software subscriptions, the Company applies revenue recognition principles in accordance with the guidance provided by Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The arrangement fee related to multi-element arrangements should be allocated to the individual elements based upon verifiable, objective evidence of the fair values of each separate element. To be considered a separate element, the product or service in question must represent a separate earnings process. The Company's arrangements with customers generally include several elements, including (1) strategic consulting services, (2) set-up and software subscription services, and (3) hosting services. All the elements of a software subscription are presented as subscription revenues. Total arrangement revenues and direct costs are deferred until customer acceptance has occurred and the software subscription service begins. Revenues and direct costs are then amortized ratably to income over the noncancelable contractual term, which is normally 18 months.

        Maintenance service is sold separately under contracts that are renewable annually and is provided only to customers who purchase maintenance. The Company recognizes maintenance service revenue ratably over the contract period, which is generally one year in length. Maintenance fees are generally billed annually in advance and are recorded as deferred revenue. The Company also provides hosting services to its customers under separate contracts with terms that are typically 18 months. The Company recognizes hosting services revenues ratably over the contract period, comprising a monthly hosting fee and an amortization of a one-time initial hosting services set-up fee that is required at the beginning of a new hosting contract. For software license sales with bundled maintenance and hosting services, the Company applies revenue recognition principles using the residual method pursuant to the requirements of Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions." Under the residual method, revenue is recognized for delivered elements when a contractually stipulated annual renewal rate for maintenance is provided in the contract with the customer; provided, however, that collection is deemed probable and the fee is fixed and determinable. As part of the sales process, the Company may perform a needs analysis for the potential customer on a fixed fee basis. Revenue from needs analyses is recognized as the work is performed. Training revenue is recognized as the services are provided.

        Cost of product license revenue includes production and shipping expenses, which are expensed as incurred, as well as costs of licensing third party software incorporated into the Company's products. These third party license costs are expensed as the products are delivered.

        Cost of service revenue includes salaries and related expenses for professional services and technical support personnel who provide development, customization and installation services to customers, as well as an allocation of data processing and overhead costs. Service costs under contracts for which the related services are accounted for as a separate element under the accounting rules are expensed as incurred. In situations where the services and software licenses cannot be accounted for as separate elements, services are recognized on the percentage complete basis along with the underlying software license. When services are provided for subscription arrangements, the cost of such services are deferred and recognized ratably over the same period as the subscription revenues.

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

        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for both the three and six month periods ended June 30, 2003: expected life of 4.25 years, expected volatility of 147%, risk-free interest rate of 2.7% and 0% dividend yield. The weighted average assumptions for both the three and six month periods ended June 30, 2002: expected life of 4.25 years, expected volatility of 99%; risk-free interest rate of 2.7% and 0% dividend yield.

        The Company has applied APB No. 25 and related interpretations in accounting for the Click Commerce, Inc. Stock Option and Stock Award Plan and the Directors' Stock Option and Stock Award Plan. Accordingly, no compensation cost has been recognized on stock options for which the exercise price equaled the fair value at the date of grant. Had the Company determined compensation cost based on the method required by SFAS No. 123, the Company's net loss available to common shareholders and net loss per common share for the three and six months ended June 30, 2003 and 2002 would approximate the pro forma amounts below:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net loss, as reported	$(5,232)	$(3,563)	$(6,068)	$(7,936)
Stock-based employee compensation expense included in the determination of net loss as reported, net of related tax effects	8	90	43	193
Total fair value method employee stock-based compensation expense, net of related tax effects	(39)	(542)	(418)	(1,240)
Pro forma net loss	$(5,263)	$(4,015)	$(6,443)	$(8,983)
Basic and diluted loss per share:
As reported	$(0.64)	$(0.44)	$(0.75)	$(0.99)
Pro forma	$(0.65)	$(0.50)	$(0.80)	$(1.12)

3.     BUSINESS COMBINATION

        On March 27, 2003, the Company completed its acquisition of all of the capital stock of Allegis Corporation ("Allegis"), a privately-held California corporation engaged in licensing partner relationship management software and providing professional implementation services, hosting, and maintenance services related to its software, effective as of March 24, 2003. Results of Allegis' operations have been included in the Company's consolidated financial statements since March 24, 2003. Under the terms and conditions of the Agreement and Plan of Merger, Allegis became a wholly-owned subsidiary of the Company, and the holders of Allegis' preferred stock received cash consideration in an aggregate amount of approximately $10,200. The Company funded the acquisition using available cash on hand. The acquisition of Allegis was expected to broaden the Company's installed base and product offerings and expand its market share within the partner relationship management area, as well as achieve cost savings through elimination of redundant development efforts and administrative functions.

        The following unaudited pro forma financial information for the three and six months ended June 30, 2003 and 2002 presents the consolidated operations of the Company as if the Allegis acquisition had been made on January 1, 2002, after giving effect to certain adjustments for the pro forma acquisition as of the acquisition date. Under the provisions of SFAS No. 142, goodwill acquired in transactions completed after June 30, 2001 is not amortized. As the acquisition of Allegis occurred subsequent to that date, these pro forma results do not reflect any goodwill amortization expense. The unaudited pro forma financial information is provided for informational purposes only, should not be construed to be indicative of the Company's consolidated results of operations had the acquisition of Allegis been consummated on this earlier date, and do not project the Company's results of operations for any future period:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Revenues	$5,079	$8,225	$9,996	$16,233
Net loss	(5,232)	(6,734)	(8,828)	(14,129)
Basic and diluted net loss per share	(0.64)	(0.84)	(1.09)	$(1.76)

4.     STOCK-BASED COMPENSATION

        Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4,636,000. Such deferred compensation is amortized on a straight-line basis over the vesting period of each individual award, resulting in $8,000 and $91,000 of stock-based compensation expense for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, respectively, deferred compensation on a straight-line basis over the vesting period of each individual award was $43,000 and $193,000.

        In April 2000, the Company issued a warrant to Accenture Ltd. ("Accenture") to purchase up to 163,645 shares of common stock at $61.11 per share. The warrant vested contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and was set to expire on April 20, 2004. The warrant contained a significant cash penalty for Accenture's failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was measured at the date of grant in accordance with EITF Issue No. 96-18 and Statement of Financial Accounting Standards No. 123, resulting in a fair value of approximately $5,000,000, which was determined using the Black-Scholes option-pricing model. In the fourth quarter of 2002, the Company reached an agreement with Accenture to cancel the warrant. For the three and six months ended June 30, 2002, the Company recognized $309,000 and $618,000 respectively, in amortization expense related to the warrant.

5.     RESTRUCTURING

        During the second quarter of 2003, the Company continued to execute its restructuring plan following the Allegis acquisition. As part of this plan, certain redundant costs were eliminated. These actions resulted in the termination of approximately 15 employees primarily across the professional services, support and research and development departments. All of these employees were terminated within the second quarter. The Company also consolidated office space and included an additional restructuring charge for the remaining lease payments on the Company's excess office space located in Chicago and Boston. The restructuring costs of $2,356,000 are detailed below.

        In conjunction with its review of redundant costs structures, the Company also recorded a $1,586,000 asset impairment charge. The write-down of assets related to leasehold improvements and excess furniture and equipment resulting from the reduction in the office space utilized and a redundant computer system. The restructuring plan also included a review of the future prospects for several of the Company's product offerings. This review resulted in the assessment that two of its prepaid third party software licenses had no future value as there were no projected sales of the product and no plans to further develop software on technology related to those licenses.

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

        In conjunction with the June 30, 2002 restructuring, the Company recorded a $451,000 asset impairment charge. The write-down of assets, primarily computer equipment under capital leases, was a direct result of the staffing reductions. The fair value of the equipment included in the write-down was deemed to be $0. The Company has no foreseeable use for the assets, and the assets are under leases, which at the end of the lease term, the Company is required to either return the equipment or purchase the equipment at the then fair market value. The Company intends to return this equipment upon expiration of the current lease terms.

        As of June 30, 2003, the majority of the Company's restructuring accrual related to remaining lease commitments on excess office space. Due to extended payment terms under these lease agreements, payments against the restructuring charge will be made through the quarter ending December 31, 2005.

	Accrual at December 31, 2002	Additional restructuring charges	2003 YTD cash payments	Balance at June 30, 2003
	(in thousands)
Employee severance, benefits and related costs	$252	$182	$(312)	$122
Facilities related costs	—	2,144	(162)	1,982
Legal costs and other	30	30	—	60

Total	$282	$2,356	$(474)	$2,164

6.     SPECIAL DIVIDEND

        On May 1, 2003, the Company announced that its Board of Directors had declared a special cash dividend in the amount of $2.50 per share of the Company's common stock ("Special Dividend"). The Special Dividend was paid on June 4, 2003 to stockholders of record as of May 20, 2003. For Federal income tax purposes, the Company expects the Special Dividend to be treated as a "return of capital." As a return of capital, the Special Dividend would be either wholly tax-free or taxable in part as capital gain, depending on each stockholder's tax basis in the Company's common stock. The outstanding shares as of May 20, 2003 were 8,136,643 shares resulting in a total Special Dividend payment of $20,342,000.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes elsewhere in this quarterly report.

Overview

        Click Commerce, Inc. (the "Company") is a provider of business-to-business partner relationship management software products and integration services that connect large, global manufacturing companies with their distribution channel partners. The Company's software products and integration services enable large companies to effectively manage and engage in collaborative business-to-business interactions throughout their sell-side channels and processes. The Company's software uses the Internet to enable communication between a company and all participants in its network or chain of distribution who have a password and an Internet browser.

        The Company commenced operations on August 20, 1996. During the period from inception until early 1998, the Company was primarily engaged in developing software for the Relationship Manager (formerly referred to as the Extranet Manager). In 1996 and 1997, the Company was also engaged in developing Internet Web sites and providing related consulting services. The Company implemented the first Click Commerce Relationship Manager in the second quarter of 1997. On June 30, 2000, the Company completed an initial public offering ("IPO") of common stock that resulted in the issuance of 5,000,000 shares of common stock with an IPO price of $10.00 per share (adjusted to 1,000,000 shares of common stock with a price of $50.00 per share following the 1-for-5 reverse stock split that occurred on September 4, 2002). The Company completed its acquisition of Allegis Corporation on March 24, 2003, which expanded the product offerings available to customers to include subscription licenses and hosting capabilities.

        The Company's revenue is derived from sales of perpetual licenses or subscriptions of its software. The Click Commerce software suite consists of the Partner Portal platform and eighteen business applications. The Company's revenue is also derived from services, including business consulting, implementation, maintenance, training and managed hosting services.

        Cost of product license revenues include production and shipping expenses, which are expensed as incurred, as well as costs of licensing third party software incorporated into or required by the Company's products. These third party license costs are expensed as the products are delivered on perpetual licenses or as maintenance and subscription revenues are recognized to the extent that the third party license costs relates to those product offerings. Cost of service revenues include salaries and related expenses for professional services and technical support personnel who provide customization and installation services, maintenance and hosting services to customers, as well as an allocation of data processing and overhead costs which are expensed as incurred.

        Operating expenses are classified into four general categories: sales and marketing, research and development, general and administrative and amortization of stock-based compensation. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for executive management, finance and administrative employees, legal and accounting services, and corporate liability insurance. Amortization of stock-based compensation represents the amortization over the related service period of the difference between the exercise price of options granted and the deemed fair market value of the underlying common stock on the date of grant, as well as amortization of the warrant issued in connection with a joint marketing agreement with Accenture. Since the Company reached an agreement with Accenture to cancel the warrant in the fourth quarter of 2002, no amortization expense of the warrant is reflected in the accompanying statements of operations for 2003.

        The Company believes that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in new, rapidly evolving markets. The Company may not be successful in addressing such risks and difficulties.

Critical Accounting Policies

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, the Company makes certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company's critical accounting policies include revenue recognition and any resulting deferral of revenues and related costs, the estimation of credit losses on accounts receivable and the valuation of deferred tax assets. For a discussion of these critical accounting policies, see "Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

Results of Operations

        The following table sets forth selected unaudited financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2002		2003		2002
	In 000's	% of Revenue	In 000's	% of Revenue	In 000's	% of Revenue	In 000's	% of Revenue
Revenues
Product license	689	13.6%	753	13.9%	868	10.8%	1,316	12.2%
Subscription	944	18.6%	—	0.0%	944	11.8%	—	0.0%
Maintenance and hosting	1,705	33.6%	1,857	34.2%	3,176	39.7%	3,671	34.1%
Service	1,741	34.3%	2,812	51.9%	3,015	37.7%	5,772	53.6%

Total	5,079	100.0%	5,422	100%	8,003	100%	10,759	100%

Cost of revenues
Product	148	2.9%	157	2.9%	226	2.8%	332	3.1%
Service (a)	2,524	49.7%	2,533	46.7%	4,113	51.4%	4,583	42.6%

Total cost of revenues	2,672	52.6%	2,690	49.6%	4,339	54.2%	4,915	45.7%

Gross profit	2,407	47.4%	2,732	50.4%	3,664	45.8%	5,844	54.3%
Gross margin %	47%		50%		46%		54%
Operating expenses:
Sales and marketing (a)	1,225	24.1%	2,609	48.1%	1,832	22.9%	6,596	61.3%
Research and development (a)	887	17.5%	1,320	24.3%	1,341	16.8%	2,886	26.8%
General and administrative (a)	1,714	33.8%	985	18.2%	2,846	35.6%	2,677	24.9%
Amortization of stock-based compensation	8	0.2%	400	7.4%	43	0.5%	811	7.5%
Amortization of intangible assets	28	0.5%	—	0.0%	28	0.3%	—	0.0%
Restructuring and other charges	3,942	77.6%	1,213	22.4%	3,942	49.3%	1,213	11.3%

Total cost and operating expenses	7,804	153.7%	6,527	120.4%	10,032	125.4%	14,183	131.85

Operating loss	(5,397)	(106.3%)	(3,795)	(70.0)%	(6,368)	(79.6%)	(8,339)	(77.5%)
Other income
Interest income	116	2.3%	245	4.5%	258	3.2%	435	4.0%
Interest expense	(5)	(0.1)%	(13)	(0.2)%	(12)	(0.1)%	(32)	(0.3)%
Other income	54	1.1%	—	0.0%	54	0.7%	—	0.0%
Total other income	165	3.2%	232	4.3%	300	3.7%	403	3.7%
Pretax loss	(5,232)	(103.0)%	(3,563)	(65.7)%	(6,068)	(75.8)%	(7,936)	(73.8)%
Tax provision	—		—		—		—
Net loss	(5,232)	(103.0)%	(3,563)	(65.7)%	(6,068)	(75.8)%	(7,936)	(73.8)%

(a)
Exclusive of amortization of stock-based compensation which is presented as a separate caption.

Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002

  Revenue

        Total revenue decreased approximately $0.3 million, or 6.3%, to $5.1 million for the three months ended June 30, 2003 from $5.4 million for the three months ended June 30, 2002. Product license revenue consists of revenue from separate product-only agreements and from multi-element agreements accounted for under a percentage-of-completion basis using product-related milestones. Product license revenue decreased by $64,000, or 8.5%, as a result of a decrease in the number of new contracts and the average selling price of the current quarter's contracts. Service revenue, comprising fees related to time and materials service contracts, maintenance, hosting, training and needs analyses, as well as multi-element agreements accounted for under a percentage completed basis using hours of input or milestones that specifically relate to integration and customization services, decreased by $1.2 million, or 26.2%, over the prior year quarter. The decrease in service revenue was largely offset by the addition of $0.9 million in subscription revenues. In any period, service revenue from time and materials contracts is dependent, among other things, on license transactions closed during the current and preceding quarters and customer decisions regarding implementations of licensed software. The revenues and expenses of Allegis Corporation are included in the second quarter of 2003 results.

  Cost of Revenue

        Total cost of revenue decreased by $18,000 to remain relatively flat at $2.7 million for the three months ended June 30, 2003 and June 30, 2002. This cost of revenue decrease is primarily a result of lower third party contractor costs and employee compensation related costs due to a reduction in project management personnel. Cost of product revenue decreased by $9,000 or 5.7% due to lower royalty fees for licensed third party software that is embedded in the Company's products or incorporated in the Company's product offerings arising from lower product sales, as well as lower amortization of product packaging and other product costs. Gross profit margins decreased to 47.4% for the three months ended June 30, 2003, compared to 50.4% for the three months ended June 30, 2002. The gross margin decrease is due to a decrease in product revenue as a percentage of total revenue as well as lower margins on both product and services revenue. The decrease in service margins is due to lower average hourly rates and lower utilization rates for the professional services staff in the current quarter. Product margins are lower due to lower product revenues against which comparable product-related costs are amortized.

  Operating Expenses

        Sales and Marketing.    Sales and marketing expenses decreased by approximately $1.4 million, or 53.0%, to $1.2 million for the three months ended June 30, 2003 from $2.6 million for the three months ended June 30, 2002. The decrease in sales and marketing expense was primarily attributable to lower employee compensation and related costs due to a reduction in personnel and from lower discretionary marketing spending.

        Research and Development.    Research and development expenses decreased by approximately $0.4 million, or 32.8%, to $0.9 million for the three months ended June 30, 2003, compared to $1.3 million for the comparable prior year three-month period. This decrease was primarily attributable to lower third party contractor costs and reduction in salaries due to lower headcount. To date, all software development costs have been expensed as incurred.

        General and Administrative.    General and administrative expenses increased by approximately $0.7 million, or 74.1%, to $1.7 million for the three months ended June 30, 2003 from $1.0 million for the three months ended June 30, 2002. The increase is attributable to $0.1 million in additional administrative overhead acquired with the Allegis acquisition, and $0.7 million of non-recurring legal and consulting expenses related to the Company's consideration of an unsolicited acquisition proposal by one of its investors and the payment of the June 4, 2003 $2.50 Special Dividend. That increase was offset by a $0.1 million reduction in administrative personnel and other overhead costs.

        Amortization of stock-based compensation.    Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4.6 million. Such deferred compensation is being amortized over the vesting periods of the applicable options, resulting in expense of $8,000 and $91,000 for the three months ended June 30, 2003 and 2002, respectively. Additionally, the $5.0 million fair value of the warrant issued to Accenture in April 2000 was being amortized over the vesting period of the warrant. As discussed above in "Overview", the Company reached an Agreement with Accenture in the fourth quarter of 2002 to cancel the warrant. The Company recognized no related amortization expense in the three months ended June 30, 2003 and $0.3 million in amortization expense in the three months ended June 30, 2002.

        Restructuring and other charges.    In the quarter ended June 30, 2003, the Company continued to execute its restructuring plan following the Allegis acquisition. As part of this plan, certain redundant costs were eliminated and a restructuring charge of $2.3 million was recorded. The restructuring charge primarily related to $2.1 million of excess lease costs in two locations and severance and other benefit costs of $0.2 million for the termination of 15 employees as part of the restructuring plan. The Company also recorded a $1.6 million asset impairment charge. This charge related to leasehold improvements associated with the excess office leases, a redundant computer system and excess equipment totaling $1.0 million and the write-off of certain third party software licenses related to products that had no projected sales and no plans for further development in the amount of $0.6 million. The restructuring and other charges in the second quarter of 2002 included $0.7 million of employee severance costs for 51 employees, other restructuring costs of $0.1 million and a $0.5 million asset impairment charge primarily related to excess computer equipment.

        Income tax expense.    The Company recorded no income tax expense or benefit for the three months ended June 30, 2003 and 2002.

Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002

  Revenue

        Total revenue decreased approximately $2.8 million, or 25.6%, to $8.0 million for the six months ended June 30, 2003 from $10.8 million for the six months ended June 30, 2002. Product license revenue consists of revenue from separate product-only agreements and from multi-element agreements accounted for under a percentage-of-completion basis using product-related milestones. Product license revenue decreased by $0.4 million, or 34.0%, as a result of a decrease in the number of new contracts and the average selling price of the current quarter's contracts. Service revenue, comprised of fees related to time and materials service contracts, maintenance, training and needs analyses, as well as multi-element agreements accounted for under a percentage completed basis using hours of input or milestones that specifically relate to integration and customization services, decreased by $3.3 million, or 34.4%, over the prior year quarter. The decrease in service revenue was offset by the addition of $0.9 million in subscription revenues. The results for the first six months of 2003 include the revenues and expenses for Allegis Corporation beginning on the March 24, 2003 acquisition date through the period ended June 30, 2003.

  Cost of Revenue

        Total cost of revenue decreased approximately $0.6 million, or 11.7%, to $4.3 million for the six months ended June 30, 2003 compared to $4.9 million for the six months ended June 30, 2002. This cost of revenue decrease is primarily a result of lower third party contractor costs and employee compensation and related costs due to a reduction in project management personnel. Cost of product revenue decreased by $0.1 million or 31.9% due to lower royalty fees for licensed third party software that is embedded in the Company's products or incorporated in the Company's product offerings arising from lower product sales, as well as lower amortization of product packaging and other costs. Gross profit margins decreased to 45.8% for the six months ended June 30, 2003, compared to 54.3% for the six months ended June 30, 2002. The gross margin decrease is due to a decrease in product revenue as a percentage of total revenue as well as lower margins on both product and services revenue. The decrease in service margins is due to the following reasons: the classification of project management overhead in cost of services after the first quarter of 2002 rather than general and administrative expenses as their allocation related to internal projects that were completed or discontinued in that quarter, lower average hourly rates, and a lower utilization rate for the professional services staff. Product margins are lower due to lower product revenues against which comparable product-related costs are amortized.

  Operating Expenses

        Sales and Marketing.    Sales and marketing expenses decreased by approximately $4.8 million, or 72.2%, to $1.8 million for the six months ended June 30, 2003 from $6.6 million for the six months ended June 30, 2002. The decrease in sales and marketing expense was primarily attributable to lower employee compensation and related costs due to a reduction in personnel and discretionary marketing spending.

        Research and Development.    Research and development expenses decreased by approximately $1.5 million, or 53.5%, to $1.3 million for the six months ended June 30, 2003, compared to $2.9 million for the prior year six-month period. This decrease was primarily attributable to lower third party contractor costs, reduction in personnel, and discretionary spending. To date, all software development costs have been expensed as incurred.

        General and Administrative.    General and administrative expenses increased by approximately $0.1 million, or 6.3%, to $2.8 million for the six months ended June 30, 2003 from $2.7 million for the six months ended June 30, 2002. The increase is attributable to $0.1 million in additional administrative overhead acquired with the Allegis acquisition, and $0.7 million of non-recurring legal and consulting expenses related to the Company's consideration of an unsolicited acquisition proposal by one of its investors and the payment of the June 4, 2003 $2.50 Special Dividend. That increase was offset by a $0.1 million reduction in administrative personnel and lower overhead costs and a $0.6 million reduction related to services costs no longer included in general and administrative expenses.

        Amortization of stock-based compensation.    Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4.6 million. Such deferred compensation is being amortized over the vesting periods of the applicable options, resulting in expense of $43,000 and $193,000 for the six months ended June 30, 2003 and 2002, respectively. Additionally, the $5.0 million fair value of the warrant issued to Accenture in April 2000 was being amortized over the vesting period of the warrant. As discussed above in "Overview," the Company reached an Agreement with Accenture in the fourth quarter of 2002 to cancel the warrant. The Company recognized no related amortization expense in the six months ended June 30, 2003 and recognized $0.6 million in amortization expense in the six months ended June 30, 2002.

        Restructuring and other charges.    In the quarter ended June 30, 2003, the Company continued to execute its restructuring plan following the Allegis acquisition. As part of this plan, certain redundant costs were eliminated and a restructuring charge of $2.3 million was recorded. The restructuring charge primarily related to $2.1 million of excess lease costs in two locations and severance and other benefit costs of $0.2 million for the termination of 15 employees as part of the restructuring plan. The

Company also recorded a $1.6 million asset impairment charge. This charge related to leasehold improvements associated with the excess office leases, a redundant computer system and excess equipment totaling $1.0 million and the write-off of certain third party software licenses related to products that had no projected sales and no plans for further development in the amount of $0.6 million. The restructuring and other charges in the second quarter of 2002 included $0.7 million of employee severance costs for 51 employees, other restructuring costs of $0.1 million and a $0.5 million asset impairment charge primarily related to excess computer equipment.

        Income tax expense.    The Company recorded no income tax expense or benefit for the six months ended June 30, 2003 and 2002.

Liquidity and Capital Resources

        At June 30, 2003, the Company had $12.2 million of cash, cash equivalents and short-term investments, consisting primarily of the remaining proceeds from its initial public offering and after the payment of the $20.3 million Special Dividend. The Special Dividend of $2.50 per share was declared on April 30, 2003 and payable on June 4, 2003 to shareholders of record as of May 20, 2003.

        Net cash used in operating activities was $1.1 million for the six months ended June 30, 2003. The $1.1 million of cash used in the current six month period primarily consisted of net losses of $6.1 million for the period and a $1.0 million reduction in accrued compensation primarily attributable to amounts related to the Allegis acquisition, offset by depreciation and restructuring and other charges totaling $3.2 million, collections of accounts receivable of $2.2 million, and other aggregated changes in working capital of $0.6 million.

        Net cash provided by investing activities was $10.3 million for the six months ended June 30, 2003, consisting of the redemption of short-term investments to fund the Special Dividend of $10.4 million, investment in a long-term equity fund of $0.2 million and the net cash acquired in the acquisition of Allegis of $176,000.

        Net cash used in financing activities was approximately $20.6 million for the six months ended June 30, 2003, reflecting the payment of the $20.3 million Special Dividend on June 4, 2003 and $0.4 million of capital lease payments offset by proceeds from stock option exercises of $0.1 million.

        The Company had a $3.0 million revolving credit facility that expired on March 31, 2003. In January 2000, the Company obtained a letter of credit under this facility totaling $0.5 million to secure an office lease. This letter of credit is renewable annually and declines by $0.1 million on the first, second, third and fourth anniversaries of the lease and then declines to $38,130 on the fifth anniversary until the lease expires in August 2005. The letter of credit has a balance of $200,000 at June 30, 2003. As part of the Allegis acquisition, the Company assumed a letter of credit securing office space in San Francisco. The letter of credit expires on September 30, 2005 and currently has a balance of $170,000. The Company also has an outstanding letter of credit for an original amount of $820,686 in connection with an insurance premium finance agreement. The letter of credit declines on a monthly basis, beginning in November 2002, until it expires on September 24, 2003. As of June 30, 2003, the obligations related to the letter of credit were settled. These letters of credit were previously secured by Company's line of credit that expired on March 31, 2003. Beginning April 1, 2003, the Company secured these letters of credit with cash funds that are being pledged in a separate account held by the respective financial institutions.

        In May 2002, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of its common stock in the open market. These shares may be purchased pursuant to Rule 10b-18 under the Exchange Act from time to time in the public market or through privately negotiated transactions. The timing and amount of any repurchase will be at the discretion of the Company's management. As of March 31, 2003, the Company had repurchased 29,064 shares of its common stock at an average purchase price of $4.03 per share and at an aggregate cost of $117,239. No shares were repurchased during 2003.

        On August 30, 2002, at a special meeting of its shareholders, an amendment to the Company's certificate of incorporation was approved in order to effectuate a reverse stock split of the Company's common stock at a ratio between 1-for-2 and 1-for-5, as determined by the Company's Board of Directors. At a special meeting of the Board of Directors on August 30, 2002, the Board of Directors approved a 1-for-5 reverse stock split of the Company's common stock effective as of September 4, 2002, in order to improve the trading price for the common stock and improve the likelihood that the Company will be allowed to maintain the common stock's listing on the NASDAQ National Market by satisfying the minimum bid requirement for continued listing on the NASDAQ National Market. As previously disclosed by the Company on a Current Report on Form 8-K dated September 4, 2002, the Company expected to and actually did receive on September 9, 2002, a letter from NASDAQ informing the Company that the Company had not satisfied the minimum bid price requirement for listing of its common stock and that it would be delisted on September 17, 2002. The Company appealed such notice on September 12, 2002, requesting a hearing before a listing qualification panel to review such delisting determination. Subsequently, NASDAQ informed the Company that it had evidenced compliance with the bid price requirement for continued listing on the NASDAQ National Market.

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

Recent Accounting Pronouncements

        In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Such legal obligations include obligations a party is required to settle as a result of an existing or enacted law, statute, or ordinance, or written or oral contract. These associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a material impact on the Company.

        In July 2002, the FASB issued SFAS No. 146. "Accounting for Costs Associated with Exit or Disposal Activities." This statement required the recording of exit or disposal costs when they are incurred and can be measured at fair value. A liability is incurred when an event obligates a company to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using assets in the future). These costs will be subsequently adjusted for changes in estimated cash flows. This statement is effective for exit or disposal activities initiated after December 31, 2002. This statement does not impact the treatment of liabilities for exit and disposal costs previously recorded prior to adoption. The adoption of this statement did not have a material impact on the Company.

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

        Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended:

        Statements in this Form 10-Q that are not historical facts and refer to the Company's future prospects are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate" and other similar words and expressions. The statements are subject to risks and uncertainties and actual results may differ materially from those indicated by these forward-looking statements as a result of various factors, including but not limited to, the ability of the Company to enter into strategic alliances with system integrators and business consultants, the extent of customer acceptance and utilization of the Company's channel management solutions, the impact of competitive products and services, the Company's ability to develop new and enhanced versions of its products and services, the effect of economic and business conditions, the volume and timing of customer contracts, and related approval processes of capital and intellectual property spending of the Company's target customers, changes in technology, deployment delays or errors associated with the Company's products, the ability of the Company to integrate acquired businesses or products and the Company's ability to protect its intellectual property rights. For a discussion of these and other risk factors that could affect the Company's business, see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which is on file with the Securities and Exchange Commission.

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

Foreign Currency Exchange Rate Risk

        To date, nearly all of the Company's recognized revenues have been denominated in U.S. dollars and primarily from customers in the United States and the exposure to foreign currency exchange rate changes has been immaterial. The Company expects, however, that future product license and professional services revenues may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, operating results may become subject to significant fluctuations based on changes in the exchange rates of certain currencies in relation to the U.S. dollar. Furthermore, to the extent the Company engages in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. Although the Company will continue to monitor its exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, there is no assurance that exchange rate fluctuations will not adversely affect financial results in the future.

Interest Rate Risk

        As of June 30, 2003, the Company had cash and cash equivalents of $12.2 million. Declines in interest rates will reduce interest income from short-term investments. Based upon the balance of cash and cash equivalents at June 30, 2003, a change in interest rates of 0.5% would cause a corresponding change in annual interest income of less than $0.1 million.

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

Item 2.    Changes in Securities and Use of Proceeds

        On June 26, 2000, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1, File No. 333-30564, relating to the initial public offering of the Company's common stock, par value $.001 per share. As of June 30, 2003, the Company had spent approximately $19.7 million of the net proceeds for working capital and general corporate purposes and returned $20.3 million to shareholders in a Special Dividend paid on June 4, 2003 to shareholders of record as of May 20, 2003. The remaining proceeds are invested in investment grade, interest-bearing securities.

Item 3.    Defaults Upon Senior Securities

        Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5.    Other Information

        Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

        The following exhibits are filed as part of this Form 10-Q.

Exhibit Number	Description
31.1	Certification of Michael W. Ferro, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael W. Nelson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Michael W. Ferro, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Michael W. Nelson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Stock Option Agreement of Michael W. Ferro, Jr.
(b)
Reports on Form 8-K

        The Company filed a Current Report on Form 8-K, dated April 14, 2003, to report that it had received an additional letter and conditional, non-binding term sheet, dated April 9, 2003, from Insight Venture Management, LLC ("Insight") setting forth the proposed terms and conditions under which Insight was willing to negotiate a proposed merger transaction to acquire the Company.

        The Company filed a Current Report on Form 8-K, dated May 1, 2003, to report that its Board of Directors had declared a special cash dividend in the amount of $2.50 per share of the Company's common stock ("Special Dividend"). The Special Dividend was paid on June 4, 2003 to stockholders of record as of May 20, 2003. The Company also announced the execution of employment agreements with Michael W. Ferro, Jr., Chairman and Chief Executive Officer of the Company, and Justin C. Dearborn, Vice President—Human Resources and Corporate Legal Affairs. Mr. Ferro's employment agreement replaced his prior agreement, which had reached the end of its initial three year term on December 31, 2002.

        The Company filed on May 28, 2003, an Amendment to a Current Report of Form 8-K filed on March 28, 2003 (the "Original Filing") in connection with the completion of the acquisition of Allegis Corporation ("Allegis"). This amendment was filed to amend Item 7 of the Original Filing to include the financial statements required by Items 7(a) and 7(b).

        The Company filed a Current Report on Form 8-K, dated July 25, 2003, to report the issuance of a press release setting forth the Company's second quarter 2003 earnings.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICK COMMERCE, INC.
Date: August 14, 2003	By:	/s/ MICHAEL W. NELSON Michael W. Nelson Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

CLICK COMMERCE, INC. INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
CLICK COMMERCE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
CLICK COMMERCE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Dollars in thousands, except share and per share data) (Unaudited)
CLICK COMMERCE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
CLICK COMMERCE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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