Form 10-Q
period 2003-09-30
CLICK COMMERCE INC
filed 2003-11-04
CIK 1107050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
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

                As of November 4, 2003, there were 8,336,643 shares of the registrant’s common shares outstanding.

CLICK COMMERCE, INC.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2003 and 2002 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,372	$23,646
Short-term investments	—	10,367
Trade accounts receivable, net	4,544	4,912
Prepaids and other current assets	1,051	920
Total current assets	16,967	39,845
Property and equipment, net	927	2,333
Restricted cash	170	—
Goodwill and intangible assets	426	—
Other assets	305	104
Total assets	$18,795	$42,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$855	$504
Billings in excess of revenues earned on contracts in progress	428	376
Deferred revenue	4,439	3,774
Accrued compensation	1,053	727
Accrued expenses and other current liabilities	1,647	1,408
Restructuring accrual	225	282
Current portion of capital lease obligations	264	643
Total current liabilities	8,911	7,714
Capital lease obligations, less current portion	—	47
Accrued restructuring, long term	97	—
Total liabilities	9,008	7,761

Shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 8,165,707 and 8,121,850 shares issued; 8,136,643 and 8,092,786 shares outstanding	8	8
Additional paid-in capital	62,252	82,532
Accumulated other comprehensive income	135	148
Deferred compensation	(194)	(246)
Treasury stock, at cost—29,064 shares	(117)	(117)
Accumulated deficit	(52,297)	(47,804)
Total shareholders’ equity	9,787	34,521
Total liabilities and shareholders’ equity	$18,795	$42,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues
Product license	$584	$214	$1,452	$1,530
Subscription	571	—	1,515	—
Maintenance and hosting	1,692	1,688	4,868	5,359
Service	2,194	1,584	5,209	7,356
Total revenues	5,041	3,486	13,044	14,245
Cost of revenues
Product	69	190	295	522
Service (exclusive of $2 and $16 for the three months ended September 30, 2003 and 2002, respectively, and $5 and $46 for the nine months ended September 30, 2003 and 2002 respectively, reported below as amortization of stock-based compensation)	2,197	1,952	6,310	6,534
Total cost of revenues	2,266	2,142	6,605	7,056
Gross profit	2,775	1,344	6,439	7,189
Operating expenses:
Sales and marketing (exclusive of $6 and $353 for the three months ended September 30, 2003 and 2002, respectively, and $44 and $1,085 for the nine months ended September 30, 2003 and 2002, respectively, reported below as amortization of stock-based compensation)	676	1,488	2,508	8,084
Research and development (exclusive of $2 for the three months ended September 30, 2002, and $2 and $7 for the nine months ended September 30, 2003 and 2002, respectively, reported below as amortization of stock-based compensation)	587	880	1,928	3,766
General and administrative (exclusive of $14 for the three months ended September 30, 2002, and $59 for the nine months ended September 30, 2002, reported below as amortization of stock-based compensation)	891	963	3,737	3,639
Amortization of stock-based compensation	8	385	51	1,197
Amortization of intangible assets	40	—	68	—
Restructuring and other charges (recoveries)	(983)	—	2,959	1,213
Total operating expenses	1,219	3,716	11,251	17,899
Operating income (loss)	1,556	(2,372)	(4,812)	(10,710)
Interest income	23	199	281	633
Interest expense	(1)	(26)	(13)	(58)
Other income (expense)	(3)	—	51	—
Income (loss) before income taxes	1,575	(2,199)	(4,493)	(10,135)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	$1,575	$(2,199)	$(4,493)	$(10,135)
Basic net income (loss) per common share	$0.19	$(0.27)	$(0.55)	$(1.26)
Diluted net income (loss) per common share	$0.19	$(0.27)	$(0.55)	$(1.26)
Weighted average common shares outstanding—basic	8,136,643	8,040,148	8,117,148	8,047,879
Weighted average common shares outstanding—diluted	8,186,102	8,040,148	8,117,148	8,047,879
Comprehensive income (loss):
Net income (loss)	$1,575	$(2,199)	$(4,493)	$(10,135)
Foreign currency translation adjustment	(9)	48	(13)	93
Comprehensive income (loss)	$1,566	$(2,151)	$(4,506)	$(10,042)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(4,493)	$(10,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	51	1,197
Depreciation and amortization	909	1,181
Provision for doubtful accounts	89	312
Amortization of deferred compensation	—	184
Restructuring and other charges, net of payments	1,192	3
Changes in operating assets and liabilities, net of effect of acquisition
Trade accounts receivable	2,313	3,903
Other current assets	547	1,246
Other assets	23	221
Accounts payable	(491)	(635)
Billings in excess of revenues earned on contracts in progress	52	(179)
Deferred revenue	(970)	24
Accrued compensation	(992)	(504)
Accrued expenses and other current liabilities	(79)	(907)
Net cash used in operating activities	(1,849)	(4,089)

Cash flows from investing activities:
Purchases of property and equipment	(46)	(331)
Acquisition of Allegis, net of deal costs	176	—
Redemptions (purchases) of short-term investments, net	10,367	(10,295)
Purchase of long-term investments	(200)	—
Net cash provided by (used in) investing activities	10,297	(10,626)

Cash flows from financing activities:
Proceeds from exercise of stock options	62	32
Purchase of treasury stock	—	(111)
Payment of special dividend	(20,342)	—
Principal payments under capital lease obligations	(429)	(636)
Net cash used in financing activities	(20,709)	(715)
Effect of foreign exchange rates on cash and cash equivalents	(13)	93
Net decrease in cash and cash equivalents	(12,274)	(15,337)
Cash and cash equivalents at beginning of period	23,646	40,677
Cash and cash equivalents at end of period	$11,372	$25,340

Supplemental disclosures:
Interest paid	$14	$58
Income taxes paid	$—	$—

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

                Revenue from contracts recognized under the percentage-of-completion method is presented as product revenue to the extent that the underlying milestones are related to software deliveries. To the extent that contract milestones relate to professional services, revenues are presented as service revenues. When hours of input are used as the basis for percentage complete, revenues of the arrangement are presented as product revenue based on the percentage of product list price divided by total estimated project list price multiplied by the contract value and are presented as services revenue based on the percentage of estimated services base line hours at list prices divided by total estimated project list price multiplied by the contract value.

                For software subscriptions, the Company applies revenue recognition principles in accordance with the guidance provided by Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” The arrangement fee related to multi-element arrangements should be allocated to the individual elements in accordance with EITF 00-21 based upon verifiable, objective evidence of the fair values of each accounting unit. The Company’s arrangements with customers generally include several elements, including (1) strategic consulting services, (2) set-up and software subscription services, and (3) hosting services. All the elements of a software subscription are presented as subscription revenues. Total arrangement revenues and direct costs are deferred until customer acceptance has occurred and the software subscription service begins. Revenues and direct costs are then amortized ratably to income over the noncancelable contractual term, which is normally 18 months.

                Maintenance service is sold separately under contracts that are renewable annually and is provided only to customers who purchase maintenance. The Company recognizes maintenance service revenue ratably over the contract period, which is generally one year in length. Maintenance fees are generally billed annually in advance and are recorded as deferred revenue. The Company also provides hosting services to its customers under separate contracts with terms that are typically 18 months. The Company recognizes hosting services revenues ratably over the contract period, comprising a monthly hosting fee and an amortization of a one-time initial hosting services set-up fee that is required at the beginning of a new hosting contract. For software license sales with bundled maintenance and hosting services, the Company applies revenue recognition principles using the residual method pursuant to the requirements of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, revenue is recognized for delivered elements when a contractually stipulated annual renewal rate for maintenance is provided in the contract with the customer; provided, however, that collection is deemed probable and the fee is fixed and determinable. As part of the sales process, the Company may perform a needs analysis for the potential customer on a fixed fee basis. Revenue from needs analyses is recognized as the work is performed. Training revenue is recognized as the services are provided.

                Cost of product license revenue includes production and shipping expenses, which are expensed as incurred, as well as costs of licensing third party software incorporated into the Company’s products. These third party license costs are expensed as the products are delivered.

                Cost of service revenue includes salaries and related expenses for professional services and technical support personnel who provide development, customization and installation services to customers, as well as an allocation of data processing and overhead costs. Service costs under contracts for which the related services are accounted for as separate accounting units under the accounting rules are expensed as incurred. In situations where the services and software licenses cannot be accounted for as separate accounting units, services are recognized on the percentage complete basis along with the underlying software license. When services are provided for subscription arrangements, the cost of such services are deferred and recognized ratably over the same period as the subscription revenues.

Cash, Cash Equivalents and Investments

                The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair market value. Short-term investments are classified as available-for-sale securities and are recorded at market value. The Company’s long-term investments consist of investments in a long term equity fund.  The investment commitment under the long-term equity fund totals $2 million and is payable pursuant to cash requests from the fund.

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

Stock-Based Compensation

                The Company accounts for its stock options in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. The Company continues to apply the provisions of APB 25 and provides the pro forma disclosures required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” Accordingly, the Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and discloses the pro forma effects on earnings had the fair value of the options been expensed. As such, compensation expense would be recorded only if the fair value of the underlying stock exceeded the exercise price on the grant date. Accordingly, no compensation cost has been recognized on stock options for which the exercise price equaled the fair value at the date of grant. With respect to stock options granted at exercise prices less than their deemed fair value, the Company recorded deferred stock-based compensation. Such deferred stock-based compensation is amortized on a straight-line basis over the vesting period of each individual award. The fair value of equity instruments issued to non-employees is amortized and charged to expense over the vesting period of the respective instruments.

                The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for both the three and nine month periods ended September 30, 2003: expected life of 4.25 years, expected volatility of 147%, risk-free interest rate of 2.7% and 0% dividend yield. The weighted average assumptions for both the three and nine month periods ended September 30, 2002: expected life of 4.25years, expected volatility of 99.4%; risk-free interest rate of 2.7% and 0% dividend yield.

                The Company has applied APB No. 25 and related interpretations in accounting for the Click Commerce, Inc. Stock Option and Stock Award Plan and the Directors’ Stock Option and Stock Award Plan. Accordingly, no compensation cost has been recognized on stock options for which the exercise price equaled the fair value at the date of grant. Had the Company determined compensation cost based on the method required by SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share for the three and nine months ended September 30, 2003 and 2002 would approximate the pro forma amounts below:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income (loss), as reported	$1,575	$(2,199)	$(4,493)	$(10,135)
Stock-based employee compensation expense included in the determination of net income (loss) as reported, net of related tax effects	8	76	51	270
Total fair value method employee stock-based compensation expense, net of related tax effects	(462)	(412)	(880)	(1,657)
Pro forma net income (loss)	$1,121	$(2,535)	$(5,322)	$(11,522)
Basic income (loss) per share:
As reported	$0.19	$(0.27)	$(0.55)	$(1.26)
Pro forma	$0.14	$(0.32)	$(0.66)	$(1.43)
Diluted income (loss) per share:
As reported	0.19	$(0.27)	$(0.55)	$(1.26)
Pro forma	$0.14	$(0.32)	$(0.66)	$(1.43)

3.             NET INCOME (LOSS) PER SHARE

Net income (loss) per share was computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Basic income (loss) per share:
Net income (loss)	$1,575	$(2,199)	$(4,493)	$(10,135)
Weighted average common shares outstanding	8,137	8,040	8,117	8,048
Per share amount	$0.19	$(0.27)	$(0.55)	$(1.26)

Diluted income (loss) per share:
Net income (loss)	$1,575	$(2,199)	$(4,493)	$(10,135)
Weighted average common shares outstanding	8,137	8,040	8,117	8,048
Add: Effect of dilutive securities — stock options	49	—	—	—
Diluted weighted average and equivalent shares outstanding	8,186	8,040	8,117	8,048
Per share amount	0.19	$(0.27)	(0.55)	$(1.26)

For the quarter ended September 30, 2003, 230,343 shares of potentially dilutive securities were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.  In all other periods, all potentially dilutive securities were excluded from the loss per share calculation as their inclusion would have been antidilutive.

4.             BUSINESS COMBINATION

                On March 27, 2003, the Company completed its acquisition of all of the capital stock of Allegis Corporation (“Allegis”), a privately-held California corporation engaged in licensing partner relationship management software and providing professional implementation services, hosting, and maintenance services related to its software, effective as of March 24, 2003. Results of Allegis’ operations have been included in the Company’s consolidated financial statements since March 24, 2003. Under the terms and conditions of the Agreement and Plan of Merger, Allegis became a wholly-owned subsidiary of the Company, and the holders of Allegis’ preferred stock received cash consideration in an aggregate amount of approximately $10,200. The Company funded the acquisition using available cash on hand. The acquisition of Allegis was expected to broaden the Company’s installed base and product offerings and expand its market share within the partner relationship management area, as well as achieve cost savings through elimination of redundant development efforts and administrative functions.

                The following unaudited pro forma financial information for the three and nine months ended September 30, 2003 and 2002 presents the consolidated operations of the Company as if the Allegis acquisition had been made on January 1, 2002, after giving effect to certain pro forma adjustments as of the acquisition date. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” goodwill acquired in transactions completed after June 30, 2001 is not amortized. As the acquisition of Allegis occurred subsequent to that date, these pro forma results do not reflect any goodwill amortization expense. The unaudited pro forma financial information is provided for informational purposes only, should not be construed to be indicative of the Company’s consolidated results of operations had the acquisition of Allegis been consummated on this earlier date, and does not project the Company’s results of operations for any future period:

	Three months ended September30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Revenues	$5,041	$6,900	$15,037	$23,133
Net income (loss)	1,575	(4,542)	(7,253)	(18,671)
Basic and diluted net income (loss) per share	0.19	(0.56)	(0.89)	(2.32)

5.             STOCK-BASED COMPENSATION

                Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4,636,000. Such deferred compensation is amortized on a straight-line basis over the vesting period of each individual award, resulting in $8,000 and $76,000 of stock-based compensation expense for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, respectively, stock-based compensation expense was $51,000 and $270,000.

                In April 2000, the Company issued a warrant to Accenture Ltd. (“Accenture”) to purchase up to 163,645 shares of common stock at $61.11 per share. The warrant vested contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and was set to expire on April 20, 2004. The warrant contained a significant cash penalty for Accenture’s failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was measured at the date of grant in accordance with EITF Issue No. 96-18 and SFAS No. 123, resulting in a fair value of approximately $5,000,000, which was determined using the Black-Scholes option-pricing model. In the fourth quarter of 2002, the Company reached an agreement with Accenture to cancel the warrant. For the three and nine months ended September 30, 2002, the Company recognized $309,000 and $927,000, respectively, in amortization expense related to the warrant.

6.             RESTRUCTURING

                During the second quarter of 2003, the Company continued to execute its restructuring plan following the Allegis acquisition. As part of this plan, certain redundant costs were eliminated. These actions resulted in the termination of approximately 15 employees primarily across the professional services, support and research and development departments. All of these employees were terminated within the second quarter. The Company also consolidated office space and included an additional restructuring charge for the remaining lease payments on the Company’s excess office space located in Chicago and Boston. The restructuring costs of $2,356,000 recorded during the first six months of 2003 are detailed below. In the third quarter of 2003, the Company reached a settlement with the landlord for its vacant office space in Chicago that resulted from its consolidation efforts in the second quarter.  This agreement resulted in the cancellation of the Company’s original lease obligation in exchange for a $900,000 cash payment. As of June 30, 2003, the total cost of this lease was estimated at $1,865,000 and was included in the restructuring charge and accrual recorded during the second quarter.  Accordingly, the Company reversed $965,000 of the restructuring accrual in the quarter ended September 30, 2003 as a result of the lease settlement as well as $18,000 related to recoveries of restructured assets.  This reversal amount is presented as restructuring and other charges (recoveries) in the statement of operations for the quarter ended September 30, 2003.

                In conjunction with its review of redundant costs structures, the Company also recorded a $1,586,000 asset impairment charge during the quarter ended June 30, 2003. This charge related to leasehold improvements associated with the excess office leases, a redundant computer system and excess equipment totaling $1,004,000 and the write-off of certain third party software licenses related to products that had no projected sales and no plans for further development in the amount of $582,000.

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

                In the quarter ended June 30, 2002, the Company determined that its cost structure exceeded the level suggested by its assessment of the Company’s then-current near-term revenue opportunities and developed a plan to reduce its cost structure to a level in line with current revenue opportunities, resulting in an $821,000 restructuring charge. Included in this restructuring plan was the termination of 51 employees across all areas of the Company and facilities related costs representing the remaining lease payments for closing four regional offices.

                In conjunction with the June 30, 2002 restructuring, the Company recorded a $451,000 asset impairment charge. The write-down of assets, primarily computer equipment under capital leases, was a direct result of the staffing reductions. The fair value of the equipment included in the write-down was deemed to be $0 as the Company had no foreseeable use for the assets, most of which the Company was required to either return or purchase at the then fair market value upon expiration of the related leases.

                As of September 30, 2003, the majority of the Company’s restructuring accrual related to remaining lease commitments on excess office space. Due to extended payment terms under these lease agreements, payments against the restructuring charge will be made through the quarter ending December 31, 2005.

	Accrual at December 31, 2002	Additional restructuring charges	Adjustments	2003 YTD cash payments	Balance at September 30, 2003
	(in thousands)
Employee severance, benefits and related costs	$252	$182	$—	(312)	$122
Facilities related costs		2,144	(965)	(1,009)	170
Legal costs and other	30	30	—	(30)	30
Total	$282	$2,356	$(965)	$(1,351)	$322

7.             SPECIAL DIVIDEND

                On May 1, 2003, the Company announced that its Board of Directors had declared a special cash dividend in the amount of $2.50 per share of the Company’s common stock (“Special Dividend”). The Special Dividend was paid on June 4, 2003 to stockholders of record as of May 20, 2003. For Federal income tax purposes, the Company expects the Special Dividend to be treated as a “return of capital.” As a return of capital, the Special Dividend would be either wholly tax-free or taxable in part as capital gain, depending on each stockholder’s tax basis in the Company’s common stock. As of May 20, 2003, the Company had 8,136,643 shares of common stock outstanding, which resulted in a total Special Dividend payment of approximately $20,342,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and notes elsewhere in this quarterly report.

Overview

                Click Commerce, Inc. (the “Company”) is a provider of business-to-business partner relationship management software products and integration services that connect large, global manufacturing companies with their distribution channel partners. The Company’s software products and integration services enable large companies to effectively manage and engage in collaborative business-to-business interactions throughout their sell-side channels and processes. The Company’s software uses the Internet to enable communication between a company and all participants in its network or chain of distribution who have a password and an Internet browser.

                The Company commenced operations on August 20, 1996. The Company implemented the first Click Commerce Relationship Manager in the second quarter of 1997. On June 30, 2000, the Company completed an initial public offering (“IPO”) of common stock that resulted in the issuance of 5,000,000 shares of common stock with an IPO price of $10.00 per share (adjusted to 1,000,000 shares of common stock with a price of $50.00 per share following the 1-for-5 reverse stock split that occurred on September 4, 2002). The Company completed its acquisition of Allegis Corporation (“Allegis”) on March 24, 2003, which expanded the product offerings available to customers to include subscription licenses and hosting capabilities.

                The Company’s revenue is derived from sales of perpetual licenses or subscriptions of its software. The Click Commerce software suite consists of the Partner Portal platform and eighteen business applications. The Company’s revenue is also derived from services, including business consulting, implementation, maintenance, training and managed hosting services.

                Cost of product license revenues include production and shipping expenses, which are expensed as incurred, as well as costs of licensing third party software incorporated into or required by the Company’s products. These third party license costs are expensed as the products are delivered on perpetual licenses or as maintenance and subscription revenues are recognized to the extent that the third party license costs relates to those product offerings. Cost of service revenues include salaries and related expenses for professional services and technical support personnel who provide customization and installation services, maintenance and hosting services to customers, as well as an allocation of data processing and overhead costs which are expensed as incurred.

                Operating expenses are classified into five general categories: sales and marketing, research and development, general and administrative, amortization of stock-based compensation and amortization of intangible assets. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for executive management, finance and administrative employees, legal and accounting services, and corporate liability insurance. Amortization of stock-based compensation represents the amortization over the related service period of the difference between the exercise price of options granted and the deemed fair market value of the underlying common stock on the date of grant, as well as amortization of the warrant issued in connection with a joint marketing agreement with Accenture.  Since the Company reached an agreement with Accenture to cancel the warrant in the fourth quarter of 2002, no amortization expense of the warrant is reflected in the accompanying statements of operations for 2003.   Amortization of intangible assets represents amortization expense for certain customer relationships with definite useful lives, which was recorded in connection with the Allegis acquisition.

                The Company believes that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. The Company’s prospects must be considered in light of the risks, expenses and difficulties encountered by companies in new, rapidly evolving markets. The Company may not be successful in addressing such risks and difficulties.

Critical Accounting Policies

                The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, the Company makes certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company’s critical accounting policies include revenue recognition and any resulting deferral of revenues and related costs, the estimation of credit losses on accounts receivable and the valuation of deferred tax assets. For a discussion of these critical accounting policies, see “Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

Results of Operations

                The following table sets forth selected unaudited financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
	In 000’s	% of Revenue	In 000’s	% of Revenue	In 000’s	% of Revenue	In 000’s	% of Revenue
Revenues
Product license	584	11.6%	214	6.1%	1,452	11.2%	1,530	10.7%
Subscription	571	11.3%	—	0.0%	1,515	11.6%	—
Maintenance and hosting	1,692	33.6%	1,688	48.4%	4,868	37.3%	5,359	37.6%
Service	2,194	43.5%	1,584	45.5%	5,209	39.9%	7,356	51.7%
Total	5,041	100.0%	3,486	100%	13,044	100%	14,245	100%

Cost of revenues
Product	69	1.4%	190	5.5%	295	2.2%	522	3.6%
Service (a)	2,197	43.6%	1,952	56.0%	6,310	48.4%	6,534	45.9%
Total cost of revenues	2,266	45.0%	2,142	61.5%	6,605	50.6%	7,056	49.5%

Gross profit	2,775	55.0%	1,344	38.5%	6,439	49.4%	7,189	50.5%
Gross margin %	55%	39%	49%	50%
Operating expenses:
Sales and marketing (a)	676	13.4%	1,488	42.7%	2,508	19.2%	8,084	56.8%
Research and development (a)	587	11.6%	880	25.2%	1,928	14.8%	3,766	26.4%
General and administrative (a)	891	17.7%	963	27.6%	3,737	28.7%	3,639	25.6%
Amortization of stock-based compensation	8	0.2%	385	11.0%	51	0.4%	1,197	8.4%
Amortization of intangible assets	40	0.8%	—	0.0%	68	0.5%		0.0%
Restructuring and other charges (recoveries)	(983)	(19.5)%	—	0.0%	2,959	22.7%	1,213	8.5%
Total operating expenses	1,219	24.2%	3,716	106.5%	11,251	86.3%	17,899	125.7%

Operating income (loss)	1,556	30.8%	(2,372)	(68.0)%	(4,812)	(36.9)%	(10,710)	(75.2)%
Other income
Interest income	23	0.5%	199	5.7%	281	2.2%	633	4.4%
Interest expense	(1)	(0.0)%	(26)	(0.8)%	(13)	(0.1)%	(58)	(0.4)%
Other income (expense)	(3)	(0.1)%	—	0.0%	51	0.4%	—	0.0%
Pretax income (loss)	1,575	31.2%	(2,199)	(63.1)%	(4,493)	(34.4)%	(10,135)	(71.2)%
Tax provision	—		—		—		—
Net income (loss)	1,575	31.2%	(2,199)	(63.1)%	(4,493)	(34.4)%	(10,135)	(71.2)%

(a)                                  Exclusive of amortization of stock-based compensation which is presented as a separate caption.

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002

                Revenue

                Total revenue increased approximately $1.6 million, or 44.6%, to $5.0 million for the three months ended September 30, 2003 from $3.5 million for the three months ended September 30, 2002. Product license revenue consists of revenue from separate product-only agreements and from agreements accounted for under a percentage-of-completion basis using product-related milestones. Product license revenue increased by $370,000, or 172.9%, as a result of an increase in the number of new contracts  resulting from the acquisition of Allegis Corporation (“Allegis”) on March 24, 2003. The Company recorded $571,000 of subscription revenue during the three-month period ended September 30, 2003 as a result of the Allegis acquisition.  No subscription revenue was recorded during the comparable prior-year period.  Maintenance and hosting revenue of $1.7 million remained relatively flat during the third quarter of 2003, as compared to the third quarter of 2002.  Service revenue of $2.2 million, comprising fees related to time and materials service contracts, training and needs analyses, as well as agreements accounted for under a percentage completed basis using hours of input or milestones that specifically relate to integration and customization services, increased by $0.6 million, or 38.5%, over the prior -year quarter. The increase in service revenue was due primarily to the addition of service revenue from the Allegis acquisition in the third quarter of 2003.  In any period, service revenue from time and materials contracts is dependent, among other things, on license transactions closed during the current and preceding quarters and customer decisions regarding implementations of licensed software.

                Cost of Revenue

                Total cost of revenue increased by $0.1 million, or 5.8%, to $2.3 million for the three months ended September 30, 2003, as compared to the three-months ended September 30, 2002. This cost of revenue increase is primarily a result of the increase in cost of services revenue during the third quarter of 2003.  Cost of product revenue during the third quarter of 2003 decreased by $0.1 million or 63.7% due to lower royalty fees for licensed third party software that is embedded in the Company’s products or incorporated in the Company’s product offerings arising from lower product sales, as well as lower amortization of product packaging and other product costs. Total cost of service revenue increased $0.2 million, or 12.6%, to $2.2 million for the three months ended September 30, 2003, as compared to the same period in 2002, due primarily to the increase in service personnel headcount and corresponding higher service revenue during the period as a result of the Allegis acquisition.  Gross profit margins increased to 55% for the three months ended September 30, 2003, compared to 39% for the three months ended September 30, 2002. The gross margin increase is due to higher margins on both product and services revenue. The increase in service margins is due to improved utilization rates for the professional services staff in the current quarter.

                Operating Expenses

                Sales and Marketing.  Sales and marketing expenses decreased by approximately $0.8 million, or 54.6%, to $0.7 million for the three months ended September 30, 2003 from $1.5 million for the three months ended September 30, 2002. The decrease in sales and marketing expense was primarily attributable to lower employee compensation and related costs due to a reduction in personnel and from lower discretionary marketing spending.

                Research and Development.  Research and development expenses decreased by approximately $0.3 million, or 33.3%, to $0.6 million for the three months ended September 30, 2003, compared to $0.9 million for the comparable prior year three-month period. This decrease was primarily attributable to lower third party contractor costs and reduction in salaries due to lower headcount. To date, all software development costs have been expensed as incurred.

                General and Administrative.  General and administrative expenses decreased by approximately $70,000, or 7.5%, to $0.9 million for the three months ended September 30, 2003 from $1.0 million for the three months ended September 30, 2002.  The decrease is primarily attributable to the reductions in overhead expenses achieved through the Company’s cost reduction measures.

                Amortization of stock-based compensation.  Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4.6 million. Such deferred compensation is being amortized over the vesting periods of the applicable options, resulting in expense of $8,000 and $76,000 for the three months ended September 30, 2003 and 2002, respectively. Additionally, the $5.0 million fair value of the warrant issued to Accenture in April 2000 was being amortized over the vesting period of the warrant. As discussed above in “Overview”, the Company reached an Agreement with Accenture in the fourth quarter of 2002 to cancel the warrant. The Company recognized no related amortization expense in the three months ended September 30,

2003 and $0.3 million in amortization expense in the three months ended September 30, 2002.

                Amortization of intangible assets.  In the quarter ended September 30, 2003, the Company recorded $40,000 in amortization of customer relationship intangible assets that were recorded as part of the Allegis acquisition.  No such amortization was recorded in the comparable prior-year quarter.

                Restructuring and other charges.  In the quarter ended June 30, 2003, the Company continued to execute its restructuring plan following the Allegis acquisition. As part of this plan, certain redundant costs were eliminated and a restructuring charge was recorded for excess lease costs and severance and other benefit costs for the termination of 15 employees.   In the third quarter of 2003, the Company reached a settlement with the landlord for its vacant office space in Chicago that resulted from its consolidation efforts in the second quarter.  This agreement resulted in the cancellation of the Company’s original lease obligation in exchange for a $900,000 cash payment. As of June 30, 2003, the total cost of this lease was estimated at $1,865,000 and was included in the restructuring charge and accrual recorded during the second quarter.  Accordingly, the Company reversed $965,000 of the restructuring accrual in the quarter ended September 30, 2003 as a result of the lease settlement.  The Company also recorded a recovery of $18,000 during the third quarter of 2003 related to the sale of impaired assets that were no longer recorded on the Company’s books.

                Income tax expense.  The Company recorded no income tax expense or benefit for the three months ended September 30, 2003 and 2002.

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002

                Revenue

                Total revenue decreased approximately $1.2 million, or 8.4%, to $13.0 million for the nine months ended September 30, 2003 from $14.2 million for the nine months ended September 30, 2002. Product license revenue consists of revenue from separate product-only agreements and from agreements accounted for under a percentage-of-completion basis using product-related milestones. Product license revenue decreased by $78,000, or 5%, as a result of a decrease in the number of new contracts and the average selling price of the current period’s contracts offset by additional license revenue resulting from the Allegis acquisition on March 24, 2003. The Company recorded $1.5 million of subscription revenue during the nine-month period ended September 30, 2003 as a result of the Allegis acquisition.  No subscription revenue was recorded during the comparable prior-year period.  Maintenance and hosting revenue decreased by $0.5 million, or 9.2%, to $4.9 million for the nine months ended September 30, 2003 from $5.4 million for the nine months ended September 30, 2002.  Maintenance and hosting revenue decreased primarily due to a decrease in contract renewals and lower average fees on existing contracts.  Service revenue, comprised of fees related to time and materials service contracts, training and needs analyses, as well as agreements accounted for under a percentage completed basis using hours of input or milestones that specifically relate to integration and customization services, decreased by $2.1 million, or 29.2%, to $5.2 million for the first nine months of 2003 from $7.3 million for the comparable prior-year period.  The decrease in service revenue was due primarily to the completion of existing implementation service contracts in the prior year and a trend toward smaller scoped projects in 2003.

                Cost of Revenue

                Total cost of revenue decreased approximately $0.5 million, or 6.4%, to $6.6 million for the nine months ended September 30, 2003 compared to $7.1 million for the nine months ended September 30, 2002. This cost of revenue decrease is primarily a result of lower third party contractor costs and employee compensation and related costs due to a reduction in project management personnel. Cost of product revenue decreased by $0.2 million, or 43.5%, due to lower royalty fees for licensed third party software that is embedded in the Company’s products or incorporated in the Company’s product offerings arising from lower product sales, as well as lower amortization of product packaging and other costs. Cost of service revenue decreased by $0.2, or 3.4%, to $6.3 million.  Gross profit margins decreased to 49% for the nine months ended September 30, 2003, compared to 50% for the nine months ended September 30, 2002. The gross margin decrease is due to a decrease in product revenue as a percentage of total revenue as well as lower margins on services revenue. The decrease in service margins is due to the following reasons: the classification of project management overhead in cost of services after the first quarter of 2002 rather than general and administrative expenses as their allocation related to internal projects that were completed or discontinued in that quarter, lower average hourly rates, and a lower utilization rate for the professional services staff.

                Operating Expenses

                Sales and Marketing.  Sales and marketing expenses decreased by approximately $5.6 million, or 69.0%, to

$2.5 million for the nine months ended September 30, 2003 from $8.1 million for the nine months ended September 30, 2002. The decrease in sales and marketing expense was primarily attributable to lower employee compensation and related costs due to a reduction in personnel and discretionary marketing spending.

                Research and Development.  Research and development expenses decreased by approximately $1.8 million, or 48.8%, to $1.9 million for the nine months ended September 30, 2003, compared to $3.8 million for the prior year nine-month period. This decrease was primarily attributable to lower third party contractor costs, reduction in personnel, and discretionary spending. To date, all software development costs have been expensed as incurred.

                General and Administrative.  General and administrative expenses increased by approximately $0.1 million, or 2.7%, to $3.7 million for the nine months ended September 30, 2003 from $3.6 million for the nine months ended September 30, 2002. The increase is attributable to $0.7 million of non-recurring legal and consulting expenses related to the Company’s consideration of an unsolicited acquisition proposal by one of its investors and the payment of the June 4, 2003 $2.50 Special Dividend. This increase was principally offset by a reduction in administrative and overhead costs  as a result of the Company’s recent  cost reduction measures.

                Amortization of stock-based compensation.  Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4.6 million. Such deferred compensation is being amortized over the vesting periods of the applicable options, resulting in expense of $51,000 and $269,000 for the nine months ended September 30, 2003 and 2002, respectively. Additionally, the $5.0 million fair value of the warrant issued to Accenture in April 2000 was being amortized over the vesting period of the warrant. As discussed above in “Overview,” the Company reached an Agreement with Accenture in the fourth quarter of 2002 to cancel the warrant. The Company recognized no related amortization expense in the nine months ended September 30, 2003 and recognized $0.9 million in amortization expense in the nine months ended September 30, 2002.

                Amortization of intangible assets.  In the nine-month period ended September 30, 2003, the Company recorded $68,000 in amortization of customer relationship intangible assets that were recorded as part of the Allegis acquisition.  No such amortization was recorded in the comparable prior-year quarter.

                Restructuring and other charges.  In the quarter ended June 30, 2003, the Company continued to execute its restructuring plan following the Allegis acquisition. As part of this plan, certain redundant costs were eliminated and a restructuring charge of $2.3 million was recorded. The restructuring charge primarily related to $2.1 million of excess lease costs in two locations and severance and other benefit costs of $0.2 million for the termination of 15 employees as part of the restructuring plan. In the third quarter of 2003, the Company reached a settlement with the landlord for its vacant office space in Chicago that resulted from its consolidation efforts in the second quarter.  This agreement resulted in the cancellation of the Company’s original lease obligation in exchange for a $900,000 cash payment. As of June 30, 2003 the total cost of this lease was estimated at $1,865,000 and was included in the restructuring accrual recorded during the second quarter.  Accordingly, the Company reversed $965,000 of the restructuring accrual in the quarter ended September 30, 2003 as a result of the lease settlement.

                The company also recorded a $1.6 million asset impairment charge during the second quarter of 2003. This charge related to leasehold improvements associated with the excess office leases, a redundant computer system and excess equipment totaling $1.0 million and the write-off of certain third party software licenses related to products that had no projected sales and no plans for further development in the amount of $0.6 million. The Company also recorded a recovery of $18,000 during the third quarter of 2003 related to the sale of impaired assets that were no longer recorded on the Company’s books.

                The restructuring and other charges in the nine months ended September 30, 2002 included $0.7 million of employee severance costs for 51 employees, other restructuring costs of $0.1 million and a $0.5 million asset impairment charge primarily related to excess computer equipment.

                Income tax expense.  The Company recorded no income tax expense or benefit for the nine months ended September 30, 2003 and 2002.

Liquidity and Capital Resources

                At September 30, 2003, the Company had $11.4 million of cash and cash equivalents, consisting primarily of the remaining proceeds from its initial public offering and after the payment of the $20.3 million Special Dividend. The Special

Dividend of $2.50 per share was declared on April 30, 2003 and payable on June 4, 2003 to shareholders of record as of May 20, 2003.

                Net cash used in operating activities was $1.8 million for the nine months ended September 30, 2003, consisting principally of net losses of $4.5 million for the period, a $1.0 million reduction in accrued compensation primarily attributable to amounts related to the Allegis acquisition and a decrease in deferred revenue of 1.0 million, net of deferred revenue associated with the Allegis acquisition.  The cash outflow during the period was partially offset by a collections of account receivable of $2.3 million, restructuring and other charges totaling $1.2 million, and depreciation and amortization of $1.0 million.

                Net cash provided by investing activities was $10.3 million for the nine months ended September 30, 2003, consisting of the redemption of short-term investments to fund the Special Dividend of $10.4 million and the net cash acquired in the acquisition of Allegis of $176,000, offset partially by purchases of property and equipment of $46,000 and the investment in a long-term equity fund of $0.2 million.  The Company’s investment commitment under the long-term equity fund totals $2.0 million, which is payable pursuant to cash requests from the fund.

                Net cash used in financing activities was approximately $20.7 million for the nine months ended September 30, 2003, reflecting the payment of the $20.3 million Special Dividend on June 4, 2003 and $0.4 million of capital lease payments offset partially by proceeds from stock option exercises of $62,000.

                In January 2000, the Company obtained a letter of credit under a now-expired line of credit totaling $0.5 million to secure an office lease. This letter of credit declined by $0.1 million annually and had a balance of $0.2 million when it was drawn down in full as part of the settlement of the remaining lease obligations with the landlord. As part of the Allegis acquisition, the Company assumed a letter of credit securing office space in San Francisco. The letter of credit expires on September 30, 2005 and currently has a balance of $170,000. The Company also has an outstanding letter of credit for an original amount of approximately $820,686 in connection with an insurance premium finance agreement. The letter of credit declines on a monthly basis, beginning in November 2003, until it expires on September 24, 2004. As of September 30, 2003, the obligations related to the letter of credit were $603,845. These letters of credit were previously secured by the Company’s line of credit that expired on March 31, 2003. Beginning April 1, 2003, the Company secured these letters of credit with cash funds that are being maintained in a separate account held by the respective financial institutions.

                In May 2002, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of its common stock in the open market. These shares may be purchased pursuant to Rule 10b-18 under the Exchange Act from time to time in the public market or through privately negotiated transactions. The timing and amount of any repurchase will be at the discretion of the Company’s management. As of September 30, 2003, the Company had repurchased 29,064 shares of its common stock at an average purchase price of $4.03 per share and at an aggregate cost of $117,239. No shares were repurchased during 2003.

                On August 30, 2002, at a special meeting of its shareholders, an amendment to the Company’s certificate of incorporation was approved in order to effectuate a reverse stock split of the Company’s common stock at a ratio between 1-for-2 and 1-for-5, as determined by the Company’s Board of Directors. At a special meeting of the Board of Directors on August 30, 2002, the Board of Directors approved a 1-for-5 reverse stock split of the Company’s common stock effective as of September 4, 2002, in order to improve the trading price for the common stock and improve the likelihood that the Company will be allowed to maintain the common stock’s listing on the NASDAQ National Market by satisfying the minimum bid requirement for continued listing on the NASDAQ National Market. As previously disclosed by the Company on a Current Report on Form 8-K dated September 4, 2002, the Company expected to and actually did receive on September 9, 2002, a letter from NASDAQ informing the Company that the Company had not satisfied the minimum bid price requirement for listing of its common stock and that it would be delisted on September 17, 2002. The Company appealed such notice on September 12, 2002, requesting a hearing before a listing qualification panel to review such delisting determination. Subsequently, NASDAQ informed the Company that it had evidenced compliance with the bid price requirement for continued listing on the NASDAQ National Market.

                The Company may use cash resources to fund investments in complementary businesses or technologies or other purposes as determined by the Company. The Company believes that working capital will be sufficient to meet its working capital and operating expenditure requirements for at least the next twelve months. Although the Company has no current plans to raise additional equity during the next twelve months and such plans are subject to business and market conditions, the Company may consider raising additional capital as a result of a recent notification of non-compliance with the NASDAQ National Market Rules requiring listed companies to maintain at least $10 million of shareholders’ equity.  The Company reported $9.8 and $8.2 million of equity as of September 30, 2003 and June 30, 2003, respectively. The Company may find it necessary to obtain additional equity or debt financing, although the Company does not currently foresee a need for additional cash resources for long-term needs. In the event additional financing is required, the Company may not be able to raise it on acceptable terms or at all.

Recent Accounting Pronouncements

                In July 2002, the FASB issued SFAS No. 146. “Accounting for Costs Associated with Exit or Disposal Activities.” This statement required the recording of exit or disposal costs when they are incurred and can be measured at fair value. A liability is incurred when an event obligates a company to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using assets in the future). These costs will be subsequently adjusted for changes in estimated cash flows. This statement is effective for exit or disposal activities initiated after December 31, 2002. This statement does not impact the treatment of liabilities for exit and disposal costs previously recorded prior to adoption. The adoption of this statement did not have a material impact on the Company.

                In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the condensed consolidated financial statements included in this Form 10-Q.

In May 2003, the FASB’s Emerging Issues Task Force reached consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21).  EITF 00-21’s criteria govern how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately.  Specifically, the purpose of EITF 00-21 is to determine if separation is necessary and, if so, how to measure and allocate the arrangement consideration.  For publicly traded companies, EITF 00-21 is applicable for revenue arrangements entered into in periods beginning after June 15, 2003.  Accordingly, the Company adopted EITF 00-21 on July 1, 2003 for all new revenue arrangements. The adoption of EITF 00-21 did not have a significant impact on the Company.

                Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended:

                Statements in this Form 10-Q that are not historical facts and refer to the Company’s future prospects are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate” and other similar words and expressions. The statements are subject to risks and uncertainties and actual results may differ materially from those indicated by these forward-looking statements as a result of various factors, including but not limited to, the ability of the Company to enter into strategic alliances with system integrators and business consultants, the extent of customer acceptance and utilization of the Company’s channel management solutions, the impact of competitive products and services, the Company’s ability to develop new and enhanced versions of its products and services, the effect of economic and business conditions, the volume and timing of customer contracts, and related approval processes of capital and intellectual property spending of the Company’s target customers, changes in technology, deployment delays or errors associated with the Company’s products, the ability of the Company to integrate acquired businesses or products and the Company’s ability to protect its intellectual property rights. For a discussion of these and other risk factors that could affect the Company’s business, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which is on file with the Securities and Exchange Commission.

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

Foreign Currency Exchange Rate Risk

                To date, nearly all of the Company’s recognized revenues have been denominated in U.S. dollars and primarily from customers in the United States and the exposure to foreign currency exchange rate changes has been immaterial. The Company expects, however, that future product license and professional services revenues may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, operating results may become subject to significant fluctuations based on changes in the exchange rates of certain currencies in relation to the U.S. dollar. Furthermore, to the extent the Company engages in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company’s products less competitive in international markets. Although the Company will continue to monitor its exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, there is no assurance that exchange rate fluctuations will not adversely affect financial results in the future.

Interest Rate Risk

                As of September 30, 2003, the Company had cash and cash equivalents of $11.4 million. Declines in interest rates will reduce interest income from short-term investments. Based upon the balance of cash and cash equivalents at September 30, 2003, a change in interest rates of 0.5% would cause a corresponding change in annual interest income of less than $0.1 million.

Item 4.  Controls and Procedures

                The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

                There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

                The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

                There are no material legal proceedings to which the Company is a party or of which any of its property is subject.

Item 2.  Changes in Securities and Use of Proceeds

                On June 26, 2000, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-1, File No. 333-30564, relating to the initial public offering of the Company’s common stock, par value $.001 per share. As of September 30, 2003, the Company had returned $20.3 million to shareholders in a Special Dividend paid on June 4, 2003 to shareholders of record as of May 20, 2003 and expended the balance of the remaining net proceeds for working capital and general corporate purposes since the initial public offering.

Item 3.  Defaults Upon Senior Securities

                Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

                Not applicable.

Item 5.  Other Information

                Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

                The following exhibits are filed as part of this Form 10-Q.

Exhibit Number	Description
10.1	Sublease Termination Agreement between Radian Guaranty Inc., and Click Commerce, Inc., dated as of August 29, 2003.
31.1	Certification of Michael W. Ferro, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael W. Nelson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Michael W. Ferro, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Michael W. Nelson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                  Reports on Form 8-K

                The Company filed a Current Report on Form 8-K, dated September 17, 2003, to report that it had received a formal notice from the Nasdaq Stock Market, Inc. of its determination that the Company did not comply with the minimum $10 million stockholders’ equity requirement for continued listing on The NASDAQ National Market.  The company also announced that it would appeal this determination and had requested an oral hearing before a Nasdaq Listing Qualifications Panel.

                The Company filed a Current Report on Form 8-K, dated October 24, 2003, to report the issuance of a press release setting forth the Company’s third quarter 2003 earnings.

SIGNATURES

                Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Click Commerce, Inc.
Date: November 4, 2003

	By:	/s/ Michael W. Nelson
Michael W. Nelson Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)