Form 10-K
period 2003-12-31
CLICK COMMERCE INC
filed 2004-03-30
CIK 1107050

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
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

        As of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $5,348,804. The aggregate market value was calculated by using the closing price of the common stock as of that date on the NASDAQ National Market. Shares of common stock held by officers, directors, and 5% or more stockholders have been excluded in making the calculation because such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 26, 2004, there were 8,391,643 shares of the registrant's common shares issued and outstanding.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE

        Portions of the registrant's Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be held on May 6, 2004 are incorporated by reference in Part III of this report.

CLICK COMMERCE, INC.

INDEX

Item No.			Page Number
PART I
1	.	Business	3
2	.	Properties	22
3	.	Legal Proceedings	22
4	.	Submission of Matters to a Vote of Security Holders	22
PART II
5	.	Market for Registrant's Common Stock and Related Shareholder Matters	23
6	.	Selected Financial Data	24
7	.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
7	A.	Quantitative and Qualitative Disclosures About Market Risk	38
8	.	Consolidated Financial Statements and Supplementary Data	38
9	.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	38
9	A.	Controls and Procedures	39
PART III
10	.	Directors and Executive Officers of the Registrant	40
11	.	Executive Compensation	40
12	.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	40
13	.	Certain Relationships and Related Transactions	40
14	.	Principal Accountant Fees and Services	40
PART IV
15	.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	41

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

Item 1.    Business

General

        Click Commerce, Inc ("the Company") was incorporated in Delaware in August of 1996 under the name Click Interactive, Inc. In December 1999, we changed our name to Click Commerce, Inc. Our principal executive offices are located in Chicago, Illinois. We completed our initial public offering on June 30, 2000 and our common stock is listed on the NASDAQ National Market under the symbol "CKCM." As used herein, Click Commerce includes Click Commerce, Inc. and its wholly-owned subsidiaries. Additional information about Click Commerce is available on our website at www.clickcommerce.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through our website.

        On March 24, 2003, Click Commerce acquired Allegis Corporation ("Allegis"), a privately-held California corporation engaged in licensing partner relationship management software and providing professional implementation services, hosting, and maintenance services related to its software. Results of Allegis' operations have been included in the Company's consolidated financial statements since March 24, 2003. Allegis, a wholly-owned subsidiary of the Company, broadened the Company's installed base and product offerings while expanding its market share within the partner relationship management area, especially in the high technology and financial services verticals. Allegis contributed revenues related to hosting and license subscriptions as well as adding additional software license, maintenance and professional services revenues to the consolidated results. Prior to the Allegis acquisition, the Company did not sell hosting and license subscriptions. As a result of the integration of Allegis' personnel and products, and a common management team, we have presented the business overview and results of Click Commerce and Allegis on a consolidated basis.

Overview

        The Company provides sell-side ebusiness software solutions that connect large, global manufacturing, high-technology and financial services companies with their channel partners. Click Commerce software products and supplemental integration, hosting and business consulting services enable companies to effectively manage and engage in collaborative business-to-business interactions throughout their sell-side channels and processes. The solutions we offer use the Internet to enable communication between companies and all participants in the network or chain of distribution who have a password and an Internet browser. These partners may include:

  •
  distributors;

  •
  dealers;

  •
  retailers;

  •
  consumers;

  •
  national accounts;

  •
  original equipment manufacturers;

  •
  resellers;

  •
  specifiers;

  •
  affiliates;

  •
  service centers and contractors;

  •
  channel partners' employees; and

  •
  channel partners' customers.

        By providing an easy way for distribution channel partners to communicate and transact business, our software solutions enable companies to strengthen and broaden their relationships with their partners, as well as their customers, through continuous access to information and the ability to process transactions.

        Many global companies provide sales, service and after-market support for their goods and services through complex distribution channels. These channels have traditionally been hampered by inefficient, labor intensive, error-prone communication processes delivered via mail, phone and fax. Our software applications permit faster and more accurate transaction processing and communication than these traditional methods. Our software applications which use the internet also reduce the hidden costs of errors and delays in information delivery by reducing the need for human involvement. We believe that providing information and transacting business using our software applications designed to manage channel relationships can improve the commercial relationships among a company and its distribution channel partners and provide benefits to all participants in the distribution channel by improving efficiency, financial performance, customer service and brand loyalty.

        The Click Commerce application is an integrated offering of over 35 robust software components that automate communication and business processes across distribution channels. The Click Commerce system is personalized to each individual user, accommodating, for example, each user's language, time zone and currency preferences. Companies using our software applications can receive and track orders, provide warranty information and provide product and pricing information to their channel partners. Our system is specifically designed to use the Internet and integrates with existing back-office computer systems, without requiring significant additional technology expenditures.

        We currently market our products and integration services through our direct sales force and our joint marketing relationships, primarily to large, global companies that have large distribution networks.

Industry Background

  Limitations of Existing Distribution Channel Management Products and Services

        Traditional phone, fax and paper-based communications systems are inherently labor intensive, inefficient and prone to error. Many sales organizations rely on spreadsheets and email to manage their partner relationships and the process is rudimentary or non-existent. Companies must allocate significant resources and time to the manual entry of information from faxed or phoned-in purchase orders and the manual processing of paper checks, invoices and shipping notices. Further, the large volume of paper generated by these transactions and the mass of information to be sorted and processed frequently results in hidden costs such as errors and delays in information delivery. Change is also difficult to implement in these manually intensive processes on a timely basis without incurring significant costs. For example, if a manufacturer produces a paper-based catalog, it cannot quickly or inexpensively inform customers of changes in product offerings, availability or pricing. In addition, the manufacturer and members of its distribution network have limited capability to track orders, inventory, warranties and other information or to compile useful databases using paper-based or semi-automated processes. Using these standard forms of communication, manufacturers and their business partners are unable to exchange information on a real-time basis, and as a result, potential customers do not have easy access to the information needed to transact business with the manufacturer or its channel partners. Manufacturers may also be unable to tap into new revenue streams that exist due to restraints imposed by differences in language and time zone, barriers that traditional methods cannot easily overcome.

        Companies have worked to develop technologies and software to overcome the problems and limitations presented by traditional forms of communication and processes to transact business. Many companies have developed internally or purchased enterprise resource planning ("ERP") software as a means to better manage their businesses. Enterprise resource planning software systems are used for identifying and planning a company's resources needed to fill customer orders. These systems, however, have not traditionally been designed to communicate outside of an enterprise, and, therefore, do not provide real-time communication with business partners. In addition, enterprise resource planning software systems are expensive and take a long time to implement, typically anywhere from 12 to 24 months depending on the complexity of the system and the size of the company.

        Some companies have considered Customer Relationship Management ("CRM") solutions to address their partner management needs. They find, however, that these systems are architected and designed with two flaws. First, CRM systems are designed as tools for companies' direct sales channels; they are designed to be used by sales executives or customer service representatives, not by partners. The application functionality, features and user interface generally do not meet the channel partners needs. Second, traditional CRM systems address pre-sales processes, but do not automate the transaction or after-sales services processes.

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

Growth Strategy

        Our objective is to offer the most comprehensive business-to-business partner relationship management software applications that automate the business processes between large, global companies and their channel partners. Key elements of our strategy to achieve this objective include:

          Deliver Industry-Specific Solutions.    We believe, based on the breadth of applications we offer, we have developed the most comprehensive business-to-business software applications and integration services currently available for large, global companies. By packaging and marketing these applications along with maintaining a highly referenceable client base, we believe we address the existing market needs in high technology, industrial manufacturing and broker-based financial services businesses.

          Targeting Large, Global Enterprises.    By focusing on the complex requirements of these companies, we provide them with certain competitive advantages, such as improved efficiency, financial performance, customer service and brand loyalty, through effectively managing their complex distribution networks. We specifically target divisions of these large companies. Once we have sold to a division, there are numerous opportunities to sell to other divisions within the organization. We believe that this provides us with significant leverage in our sales model. We intend to continue to primarily target large, multi-national corporations.

          Providing Value-Added Services to Our Customers.    We plan to grow our complementary service offerings to deliver additional value to our customers. Through our numerous client implementations, we have developed expertise and best practices in managing partner bases, launching our solutions and driving adoption, hosting, administering and optimizing our software and the network environment. We expect that the results of these new service initiatives will be attractive to both new and existing customers, strengthening the business case for sales to new customers and providing a stream of revenue through additional sales to current customers.

          Acquiring Complementary Businesses.    The Company continues to evaluate strategic alternatives, including opportunities to grow the business by entering into business combinations that will increase the breath and depth of our product offerings. Such combinations would enlarge our customer base, provide additional revenue streams, and leverage our existing corporate and technical infrastructure.

The Click Commerce Solution

        We deliver partner relationship management applications and integration services that are designed to enable global corporations to create a competitive advantage by collaborating with their trading partners. Our software provides the infrastructure and applications that global enterprises use to extend their organizations to any member of their partner network. Using our applications, dealers, distributors, retailers, original equipment manufacturers, resellers, service centers and independent contractors, along with each of their respective employees and all of their customers, can engage in collaborative business. Our software applications and integration services provide our customers with the following benefits:

  •
  Improved Relationships with Channel Partners and Consumers.  Our solutions help global companies build stronger relationships with their partners by making it easier to exchange information and transact business with each other. Building upon these improved relationships, companies and their partners can market, sell and service collaboratively to the end consumer. These collaborative models enable our customers to develop a direct relationship without disintermediating their channel partner. Our customers are able to effectively build brand awareness and consumer loyalty. The channel partner is able to preserve its relationship with the consumer and focus on the processes where it adds the greatest value while leveraging the resources and the brand of the company.

  •
  Improved Efficiency.  The Click Commerce solution automates many of the processes required to manage a partner channel. For example, managing a partner request for pricing discounts can require several levels of approval and may result in multiple iterations between the partner and the company. By automating the process with the Click Commerce application, partners can submit their requests on line, pricing administrators can set business rules that determine which requests are automatically approved, assign tasks for approval to the proper authority and track all requests and final contracts. As a result, process automation reduces human intervention, shortens cycle time, improves quality, prevents fraud or process abuse and provides better record-keeping. These benefits are possible across all interactions and transactions that our customers have with their channel partners—lead management, marketing fund administration, pricing and contract administration, order management, warranty and returns.

  •
  Reduced Operating Costs.  By automating the processes and reducing cycle time, companies experience significant benefits in reducing working capital requirements and operating costs. Many of the transactions between our customers and their channel partners involve inventory. By automating processes of pricing, forecasting, ordering and returns, our customers can significantly reduce the amount of inventory they keep on hand.

  •
  Improved Revenue Opportunities.  Our solutions can help companies increase market share in two ways. First, by being more accessible to channel partners—this includes product, information and expertise—companies can build partner share of mind and loyalty, which facilitates follow-on sales. We believe that companies often lose sales to competitors, not because of pricing, quality or availability, but due to the fact that it may be more convenient for their channel partner to do business with one of their competitors. Second, by automating the marketing and selling processes, companies can improve their effectiveness. These processes include marketing campaign execution, sales lead distribution and product promotions. Companies spend substantial marketing dollars on campaigns to drive interest in their products or services only to lose the lead through poor execution or tracking.

Business-To-Business Collaboration over the Internet

        Our applications and integration services allow our customers to create a collaborative environment in which access to information and applications is shared by all members of distribution networks. Using our technology, it is easy for partners and customers to do business through a seamless, real-time information exchange among all participants.

        Our software allows our customers to:

  •
  Leverage the extensive investments that customers have made in back-office systems, such as enterprise resource planning ("ERP"), supply chain planning ("SCP"), and customer relationship management ("CRM"). Our applications draw upon the capabilities and information contained within these systems to provide a uniform experience to partners and customers.

  •
  Manage complex channel relationships in order to streamline business processes and speed information flow. Our software provides the technical infrastructure that models and manages the relationships that exist in a partner network. We deliver a customized, personalized experience to our customers based upon the relationships that our customers' businesses have with the rest of their partner network. This ability to handle complex relationships can increase the efficiency and effectiveness of any transaction.

  •
  Extend their brands to reach new customers. Our software provides an environment that not only allows consistent treatment of corporate branding and marketing messages, but also permits controlled distribution of product information to a broad audience of partners, customers and prospects.

  •
  Improve visibility of critical information throughout the channel. Our software provides personalized access to critical business information including inventory levels, pricing schedules, and customer information.

  •
  Deliver new products to market rapidly, which may lengthen product lifecycles and increase the return on investment in new product development. Our software allows virtually instantaneous distribution of critical product launch materials, product specifications, configuration guides and pricing to all members of a distribution system, eliminating the delays of traditional systems.

Applications

        Our software can be readily integrated with back-office systems such as ERP systems, SCM systems and CRM systems. In some cases, our customers have requested that the software interoperate with systems at partner businesses, typically ERP or dealer management systems. The open architecture of the Click Commerce solutions supports this integration. The software uses a modular design that allows rapid configuration of applications that meet the needs of a wide variety of customers.

  •
  Partner Portal Platform  Underlying the Click Commerce product suite is a full-featured set of business utilities. These utilities provide core functionality that is adapted to drive the unique business processes within each component of the suite. Because all suite components share these common utilities, tight integration of data and business processes can be achieved across all areas of a customer's solution for improved business efficiency.

  •
  Portal Framework  The Portal Framework provides a common site framework that is used throughout the customer's channel network. It is an element of the software that is configurable and addresses commonly developed site features allowing a customer to customize the look and feel, the navigation of the site, and the overall layout of the site to match its specifications and branding.

  •
  Profiling  Profiling is at the heart of the Click Commerce solution—the profile captures rich data about partners and users of the system. Profile information is critical in determining the appropriate content to target to each partner and the appropriate privileges to extend to each individual user. The system provides dynamic profiles, which automatically adapt profile views according to partner types.

    •
    Corporate Profiles  Enable companies to standardize and centralize partner information by creating partner profiles, identify who their partners are, what they sell, where they sell, to whom they sell, what industries they focus on, and what certifications they have. Companies use profile information to determine what communications and tools partners receive; how opportunities, campaigns, and other sales and marketing programs are targeted to them; drive workflow processes; and what functions they can perform in the system.

    •
    People Profiles  Companies can individually profile partners' employees and their own employees to determine what functions they can perform in the system, what content and tools they receive, and how opportunities, campaigns, and other programs are targeted to them.

  •
  Communities  Groups enable companies to create and manage lists of partners, partner employees or vendor employees. Groups are used throughout the Click Commerce solution to target programs, content and messages to the right partners and people at the right time.

  •
  Communications  Companies can target communications about new products, tools, and programs to get the most relevant information to the right partners quickly. Such communications provide content such as product information, price lists, programs, and events to their partners and employees based on their profile attributes, roles, and subscription preferences. They can also customize partner and employee dashboards with news flashes and content that match their unique business needs.

  •
  Integration Framework  The Click Commerce web services-enabled platform provides for fast, efficient integration to third party systems. Web services enable partner data synchronization, queries for real-time information such as inventory or price, and order entry with ERP systems.

Workflow:

        Workflow and activity management utilities provide the structure for automating the Click Commerce solution and configuring it to match the company's business processes. Workflow provides the business logic that guides processes such as new partner registration, opportunity routing, funds approval, and partner requests throughout the system. Companies can maintain workflow rules and constraints, approvals, and interactions across their own and their partners' organizations—ensuring continual forward progress and eliminating business bottlenecks.

Reporting:

        Utilities also include advanced OLAP reporting and analysis tools that enable companies to gain valuable insight into the performance of their channel. Companies can analyze critical metrics such as relative sales of different partners or the degree of success of various marketing initiatives. Our relational analysis technology allows companies to explore hundreds of business dimensions, generate new reports and charts, drill-down to the lowest detail of transactional data, and roll-up to the highest executive-level reports. The reporting utility provides robust, role-based data security. An intuitive, easy-to-use interface allows customers access to powerful analysis and compelling reports and presentations.

Manage:

  Recruit and prepare business channel partners

        With the Click Commerce solution, companies can gain a better understanding of who their partners are, what they sell, where they sell, and to whom they sell. With this knowledge, companies can more easily identify gaps in their partner coverage and then target, qualify, and recruit the new partners they need to fill the gaps and build their business. Once companies have recruited new partners, the Click Commerce solution enables them to prepare the new partners to begin selling their products within a matter of days. It also enables companies to create shared business plans with their partners to align goals and drive mutual business success.

  •
  Partner Locator  Enable end-customers who visit our customers' corporate website to find a partner in their area from whom they can purchase products.

  •
  Registration  Enables companies to easily register and qualify new partners by enabling online registration and defining efficient approval processes. Enable new partners to self-register through forms available on our customers' corporate website. Ensure that partner registration information is routed to the right person for qualification and approval.

  •
  Ramp-Up  Prepare new partners to sell by standardizing ramp-up processes and activities. Model common processes using templates. Assign ramp-up activities to owners and track progress. Reduce time spent on processes to prepare new partners. Enable new partners of our customers to begin selling their products or services more quickly.

  •
  Partner Programs  Segment partners by enrolling them in long-term programs that reflect their status and relationship with our customers. Target communications, funds, and programs to preferred partner segments to reinforce their premium-status relationship, while creating incentives for other partners to attain higher program status.

  •
  Business Planning  Enable our customers to align their goals with those of the key partners through a business planning process. Ensure that partners know the common goals, objectives, and strategies. Assign objectives, targets, metrics, and timeframes to these goals. Develop strategies with partners to help them meet their objectives. Measure partners' achievements and compare actual results with targets. Link marketing funds and programs to business objectives.

  •
  Call Planner  Plan, manage, and track communications and interactions with partners. Increase effectiveness of partner interactions by providing close sales management plus a central repository and comprehensive methodology for tracking objectives, expected outcomes, and key issues. View a history of all interactions with a partner and flag key issues for follow-up.

  •
  Territory Management  Build and manage territory plans based on partner coverage and competencies within individual regions. Map partners to channel territory structure. Understand how partners' coverage, expertise, and sales differ across territories.

Market:

  Motivate partners to sell products

        Through awareness and promotion of our customers' products and brand, the Click Commerce solution helps create a preference among the partners for selling our customers' products over those of their competitors. Companies can motivate their partners by providing information, incentives, promotions, and marketing programs tailored to their unique business needs. In addition, companies can manage budgets and marketing funds online, making it easier for partners to do business with them.

  •
  Campaigns  Generate demand by launching and managing lead generation campaigns targeted to partners' business needs. Create targeted campaigns to reach the most relevant participants. Enable partners to register and claim funds online. Track participation, funds claimed, and sales opportunities generated to analyze the effectiveness of their investments.

  •
  Leads  Capture, route, and manage sales opportunities to ensure that each opportunity is directed to the best-fit channel and best-fit partner. Develop distribution processes to match new leads to the partner with the skills and expertise to best meet customer needs. Closely manage the lifecycle of each business opportunity through qualification, distribution, forecasting, collaboration, progress tracking, and rerouting of unaddressed opportunities.

  •
  Funds  Budget and manage channel marketing funds, including marketing development funds and co-op funds. Allow partners to create pre-approved budgets, request special funds, and claim rewards and incentives—all electronically. Provide partners with self-service visibility into the availability of marketing funds and status of claims. Tie partners' funds requests to business objectives, while tracking their progress toward shared goals. Calculate return-on-investment on channel marketing expenditures. Increase productivity by using the workflow engine to automatically route requests and claims to the right person for approval.

  •
  Surveys  Gather valuable partner feedback and input with online surveys and questionnaires. Rapidly develop and target questionnaires to partners to secure partner feedback on the effectiveness of events, campaigns, programs, and other activities. Gain immediate online access to partner responses in a summarized format. Quickly and effectively respond to their feedback.

  •
  Product Catalog  Allow partners to browse the online product and services catalog for the most up-to-date product information, descriptions, and pricing. The Product Catalog drives product and service information throughout the Click Commerce solution and is used in Leads, Order Management, Warranty and Returns applications as well.

  •
  Document Library  Dynamically channel the right information, tools, and templates to the right partners at the right time. Create categories of information, organize it by keyword and description, and target it to specific partners and areas of the application. Provide partners with the appropriate product information, including price lists, marketing documents, templates, best practices, and sales tools.

  •
  Configurator  Streamline operations for organizations that sell, price and quote complex products and services by enabling partners and customers to match their requirements to the best available product configurations. Reduces reliance on product experts for sales support, shortening sales cycles and improving sales effectiveness.

  •
  Promotions  Target and manage promotional programs for partners and their employees to achieve the broadest impact possible. Structure promotions to launch and manage rebates, spiffs, and incentives across product lines and channels. Measure participation and effectiveness of partner promotions by tracking redemptions.

Sales:

  Enable our customers' partners to close more business

        The Click Commerce solution enables our customers' partners to purchase their products online—and do so with the shortest possible cycle time and smallest possible administrative burden. Providing real-time status data not only increases partner satisfaction, but enables our customers to serve their customers with a greater level of satisfaction.

  •
  Price and Quotations  Respond more quickly and efficiently to partners' requests for special pricing in competitive, high volume sales situations. Manage the special pricing request, approval, notification, expiration and credit request process online. Analyze special pricing activity to understand trends and where best to spend money. Special pricing is workflow-enabled, allowing companies to more easily configure on a real-time basis their approval/denial and notification processes.

  •
  Order Manager  Reduce order administration costs and provide a greater level of self service to partners by enabling them to place orders around the clock. Features, such as favorite orders, shopping lists and saved orders, make redundant processes, such as monthly stock orders, much easier. Customers or partners may place orders from an easy-to-use web interface or from their own business management systems and upload them into our customer's Click Commerce-based system with the order upload feature. Real-time visibility to order fulfillment and logistics provides a greater level of partner and customer satisfaction.

  •
  Channel Sales Data (POS)  Capture tier-two sales information from distributors and resellers for enhanced channel analysis and sales reporting. Enable full visibility into actual partner sales volumes and target information and programs to partners based on their actual sales. Gain insight into partner, product, and marketing program performance and use this information to optimize channel strategy.

  •
  Channel Forecasting  Forecast future channel sales. Predict and measure monthly channel volume and revenue by partner, by product, and by territory. Aggregate, drill down, and report on our customers' forecasts at each level of the sales organization.

  •
  Pipeline Forecasting  Predict and measure future channel revenue based on opportunities in our customers' lead pipelines.

  •
  Inventory  Inventory application enables companies and their partners to locate inventory anywhere in the distribution network, helping to improve forecasting and automate replenishment.

  •
  Account Balance  Empower our customers and their partners to view and manage critical customer data, including invoices, credits, rebates, contact and account history. The application facilitates self-service and reduces costs/errors by enabling users to make payments online as well as reconcile their accounts.

Services:

  Educate channel partners and enable self-service

        The Click Commerce solution provides our customers' partners with the resources they need to perform after-sales services for our customers' products. Click Commerce makes it easy and convenient to do so, by enabling anytime, anywhere partner self-service. Partners can process claims, requests for returns and manage service requests for their customers. The Click Commerce solution can serve as a single portal for partners to maintain and manage all their service activities.

  •
  Warranty  Provide improved after-market sales and service by automating the post-sales processes. The application provides the ability to collect warranty information, including registrations. The warranty application also automates the process for claims and extended warranty sales including verification, tracking and repair history, transforming aftermarket activities into a streamlined, self-service process.

  •
  Returns  Improve after-market sales and service by automating the post-sales processes. Provide customer self service and process streamlining for our customers' reverse logistics processes. The Returns application automates the process of requesting Return Material Authorizations through workflow and configurable business rules. The improved process reduces error rates, in-transit inventory and enables outsourcing of repairs processes.

  •
  Service  Enable service personnel with the ability to manage service requests, create and maintain service work orders, and view unit maintenance history online in a streamlined, self-service process. The application makes service partners more efficient, allowing corporations to simplify and accelerate the aftermarket service process for customers, to improve satisfaction and stimulate repeat business.

  •
  Training, Testing & Certification  Provide access to initial and ongoing education for partners and track their certifications. Customize certification requirements for partners. Author online tests and configure grading logic. Target courses and course information—schedules, locations, and availability—to eligible partners. Allow partners to register online. Track course enrollment, participation, completion, and online tests results, as well as employee certification completion. Training, Testing & Certification is workflow enabled allowing our customers to configure task-assignment and notification processes in real time to flexibly fit their needs as their business grows.

Technology

        We deliver our applications through tightly integrated, high-performance technologies designed for maximum compatibility with our customers' existing systems and computing environments. Our underlying platform provides the tools necessary to derive maximum return on investment for enterprises using the Click Commerce software and delivers the components needed to meet this goal:

  •
  The packaged applications in the eBusiness Suite provide immediate value for managing critical channel operations.

  •
  The platform supports real-time configuration and distributed administration for maximum business flexibility.

  •
  Through easy-to-use web interfaces, business users can modify workflows, dynamic user groups, and detailed feature configuration to align the system to meet business needs.

  •
  The platform is open for integration with CRM, ERP, portals, and custom enterprise systems. Integrations take advantage of the latest open standards, including Web Service models, XML, SOAP, WSDL, and RNIF.

  •
  Implementation tools cover customization, deployment, management, and upgrades. These tools are part of an integrated environment providing access to all aspects of the system.

  •
  Powerful, configurable security operates at all levels of the system, from encryption of network traffic to business-oriented authorization policies.

        The platform is multi-lingual for international deployments and is based on the Microsoft.NET platform for high-performance, cost-effective, reliable, and scalable operations.

Professional Services and Customer Support

        We offer a variety of professional services in connection with our software, including hosting, site administration, integration services, training, maintenance and customer support.

  •
  Hosting and Site Administration Services.  We provide a lower overall cost of ownership through our managed service offering. Our hosting services eliminate the need for our customers to invest capital into server and network hardware. We also offer site administration and maintenance services, which reduces the burden on customer personnel and expense budgets while generally providing a greater level of performance and user satisfaction. Greater user satisfaction ultimately translates into greater user adoption and return on our customers' investment. With almost 50% of our customer sites under our care, we focus on implementing best practices in solution optimization for external facing, high traffic, secured web applications.

  •
  Project Consulting and Implementation Services.  Our professional services are delivered under our Click Start Methodology developed from our experience with previous customer implementations. The Click Start Methodology utilizes several tools and templates to effectively leverage our knowledge base, including resource and project planning, scheduling, timing and piloting the engagement. Our professional services teams are staffed with project managers and developers who are experienced in both the underlying programming language of our software as well as the customer system and Internet technologies surrounding our product implementations.

  •
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

  •
  Maintenance and Customer Support.  We take a personalized approach to support. We work proactively with our customer base. We offer rapid resolution through our support team and through Click Connect, our customer portal, collaborative planning of portal updates and software upgrades. Our dedicated support teams understand our customers' implementations. We provide managed services to our customers, permitting them to outsource routine partner portal operations and maintenance. We provide access to our team of knowledgeable specialists twenty-four hours a day, seven days a week.

Customers

        We have established a strong, referenceable portfolio of Global 2000 clients. Our clients all have complex products and multi-level, hierarchical relationships with a broad range of channel partners.

The following is a partial list of the companies that have licensed our software and that we believe are representative of our overall customer base. By identifying these customers we are not implying that these customers are actively endorsing or promoting our solutions.

Automotive and Transportation Equipment		High Tech		Industrial Products
•	Delphi Automotive Systems	•	Microsoft	•	Alstom Power
•	Kawasaki Motor Corporation	•	Hitachi	•	Emerson
•	Nissan Forklift	•	Samsung	•	Lincoln Electric
•	PACCAR, Inc.	•	Intel	•	Tellabs
•	Volvo Truck & Bus	•	Logitech	•	Carrier

During the year ended December 31, 2003, one customer, Microsoft, accounted for approximately 19% of the Company's total revenue. For the year ended December 31, 2002, two customers, Delphi Automotive Systems and Alstom Power accounted for approximately 16% and 12%, respectively, of the Company's revenue. In 2001, Delphi Automotive Systems and Alstom Power both accounted for approximately 12% of the Company's revenue.

Research and Development

        We have made and will continue to make investments in research and development through internal development, technology acquisitions and joint marketing and business development relationships. In fiscal 2003, 2002 and 2001, we spent approximately $2,411,000, $4,230,000 and $9,656,000, respectively, on research and development. Our research and development staff is responsible for enhancing our existing products and services and expanding our product line and services offered. Our current product development activities focus on product enhancements to increase the robustness, functionality and ease of integration of our configurable applications and the integration of external services and partner technology.

Sales and Marketing

        We market our applications and services through our direct sales force and also through our joint marketing relationships. Our sales force is assisted throughout the sales process by a team consisting of a Click Commerce business consultant, technical consultant, and a project manager. This team oversees the project from start to finish and is responsible for installing the partner relationship management solution as promptly as possible. To complement our direct sales efforts, we also use methods such as telemarketing, direct mail campaigns, Website marketing and speaking engagements to build market awareness of Click Commerce and our applications and to generate leads. Our clients have historically provided strong references to our prospects and the industry analyst community.

        We strive to identify "qualified prospects," which are potential customers that meet a majority of the following criteria:

  •
  Global enterprise with over $500 million in revenues or a division with over $500 million in revenues;

  •
  Complex sales/distribution network;

  •
  Recognized brand name;

  •
  Senior management sponsorship initiative; and

  •
  Desire for a rapid implementation.

        We focus our marketing efforts toward educating our target market, generating new sales opportunities and creating awareness of our solutions and integration services through internet and telemarketing efforts. We have engaged in marketing activities such as industry conferences and trade shows, industry analyst programs and advisory councils. Our marketing professionals also produce marketing materials to support sales to prospective customers that include data sheets, brochures and white papers.

Intellectual Property and Other Proprietary Rights

        Our success and ability to compete is affected by our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely primarily on a combination of copyright, patent, trade secret and trademark laws, confidentiality and nondisclosure procedures, contractual provisions and other similar measures to protect our proprietary information. Any patents issued to us may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued within the scope of the claims we seek, if at all. Furthermore, others may develop technologies that are similar or superior to our technology or design around our patents. As part of our confidentiality procedures, we enter into nondisclosure agreements with virtually all of our employees, directors, contractors, consultants, corporate partners, customers and prospective customers. These legal protections, however, afford only limited protection for our technology. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing solutions are more important than the various legal protections in establishing and maintaining a technology leadership position. Click Commerce does hold several patents in configuration technology and has one patent pending for security management in a multi-channel environment.

        Despite our best efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our solutions or technology that we consider proprietary and third parties may attempt to develop similar technology independently. Policing unauthorized use of our solutions is difficult. While we are unable to determine the extent to which piracy of our software exists, we expect software piracy to be a persistent problem. In addition, effective protection of proprietary rights may be unavailable or limited in certain countries. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Overall, the protection of our proprietary rights may not be adequate and our competitors may independently develop similar technology.

        We are not aware that our solutions, trademarks, copyrights or other proprietary rights infringe the proprietary rights of third parties. However we have not reviewed all existing patents and patent applications in order to determine whether grounds exist for an infringement claim against us. Third parties may assert infringement claims against us in the future with respect to current or future products. Further, we expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of solutions in different industry segments overlaps. From time to time, we hire or retain employees or consultants who have worked for independent software vendors or other companies developing solutions similar to those offered by us. Those prior employers may claim that our solutions are based on their solutions and that we have misappropriated their intellectual property. Any claims of that variety, with or without merit, could cause a significant diversion of management attention, result in costly and protracted litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Those royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which would have a material adverse effect on our business.

Competition

        The market for our products is intensely competitive, subject to rapid technological change and is significantly affected by new product introductions and other market activities of industry participants. There are relatively few barriers to entry in the Internet-based software market and we expect competition to persist and intensify in the future. We currently have four primary sources of competition: in-house development teams of our potential clients; large software and enterprise resource planning vendors that directly address partner relationship management products and services; infrastructure and platform providers; and independent software vendors. In the past, when competing for customers, we have directly competed with providers of alternative products and services, including Channelwave, Comergent, IBM (with the Websphere product), SAP, and Siebel Systems. The number and nature of competitors and the competition we will experience are likely to change substantially in the future.

        We believe that the principal competitive factors affecting our market include speed of implementation, price, knowledge of the industry and its related distribution channels, core technology, an ability to integrate and interoperate with existing technology and the financial capacity of the respective vendors. Although we believe that our products and integration services currently compete favorably with respect to most of these factors, our market is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

        Some of our competitors have longer operating histories in related markets, greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers in related markets. Moreover, a number of our competitors, particularly major business software companies, have well-established relationships with our current and potential customers as well as with independent systems consultants and other vendors and service providers. In addition, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can.

        Such competition could materially and adversely affect our ability to obtain revenues from either license, maintenance and/or service contracts with new or existing customers on terms favorable to us. Further, competitive pressures may require us to reduce the price of our products and services. In either case, our business, operating results and financial condition would be materially and adversely affected. There can be no assurance that we will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on our business, financial condition and operating results.

Employees

        As of December 31, 2003, our full-time headcount was 84. Our employees are not represented by a labor union, and we consider our relations with our employees to be good. In order to provide benefits to our employees in a cost-effective manner, we have entered into a client services agreement with Administaff Companies, Inc. under which Administaff provides us with certain personnel management services, such as payroll, medical and dental insurance and the administration of our 401(k) plan. Under the agreement, Administaff and we are intended to be co-employers of all of our employees. Co-employment is necessary for Administaff to administer payroll and sponsor and maintain benefit plans.

Risk Factors

Risks Related to Our Business

We have incurred net losses for the past four fiscal years and we may experience losses in the future, which could cause the market price of our stock to decline.

        Although we achieved profitability for the third and fourth quarters of 2003, we can provide no assurance that we will maintain profitability for each quarter in 2004 or for the 2004 calendar year. If we are profitable in 2004, we may not sustain or increase profitability in the future. If we do not maintain profitability levels expected by investors, the market price of our common stock will likely decline.

We are dependent on the success of our suite of applications and related services for our success.

        To date, substantially all of our revenues have been attributable to sales of licenses of the Partner Portal (including the Relationship Manager) and our suite of applications and related services, consisting of hosting, site administration, implementation, integration with a customer's existing back-office computer systems and maintenance and support of our software products. We currently expect the Partner Portal and our suite of applications and related services to account for a substantial portion of our future revenues. Accordingly, factors adversely affecting the pricing of or demand for the Partner Portal and our suite of applications, such as competition or technological change, could have a material adverse effect on our business, financial condition, and operating results. Our future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the Partner Portal and our suite of applications and of new products and services we develop. We can provide no assurance that we will be successful in upgrading and continuing to market the Partner Portal and our suite of applications or that we will successfully develop new products and services or that any new products and services will achieve market acceptance.

Our business is subject to quarterly fluctuations in operating results, which may negatively impact the price of our common stock.

        While our growing base of recurring maintenance, hosting and subscription revenues provides revenues which are more predictable than sales of software licenses and related implementation services, there is still a significant amount of revenues that are not recurring or accurately predictable in succeeding quarters. Our quarterly operating results have varied significantly in the past, and we expect that they will continue to vary significantly from quarter to quarter in the future due to the level of continuing sales of software licenses and related implementation services. We have difficulty predicting the volume and timing of contracts, and short delays in closing contracts or in implementation of products can cause our operating results to fall substantially short of anticipated levels for that quarter. This is, in part, due to the fact that our products have a long sales cycle, which makes it difficult to predict the periods in which we will recognize revenue and may cause operating results to vary significantly. As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful and are not a good predictor of our future performance. We may not be successful in generating and sustaining recurring revenue streams to offset the above effects.

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

        Our business has been adversely impacted by the economic slowdown, particularly the decline in information technology spending. The adverse impacts from the economic slowdown include longer sales cycles, lower average selling prices and reduced bookings and revenue. A continuation of the economic slowdown could adversely impact our business.

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

        Our products and services require a sophisticated sales effort targeted at several people within our prospective clients' organizations. We believe that our future success is dependent upon developing more economical sales efforts which may include establishing strategic relationships with third parties. We cannot be sure that we will be successful in achieving these economies in our direct or indirect sales or in establishing these desired relationships or that these third parties will devote adequate resources or have the technical and other sales capabilities to sell our products.

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

        Our future success largely depends upon the continued service of our chief executive officer. The services of Michael W. Ferro, Jr., our founder, chairman of the board of directors and chief executive officer would be very difficult to replace.

If we fail to protect our intellectual property rights or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights or be liable for significant damages.

        Our success depends significantly upon our proprietary technology. We have a limited number of patents, and no plans to initiate applications for any new patents. Unauthorized parties could copy aspects of our products or services or obtain and use information that we regard as proprietary. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology or duplicate our products or our other intellectual property rights. Our failure to protect our proprietary rights adequately, or our competitors' successful duplication of our technology, could negatively affect our operating results and cause the price of our common stock to decline.

        In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our software infringes upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers could be required to obtain one or more licenses from third parties. We or our customers may be unable to obtain necessary licenses from third parties at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any such required licenses could harm our business, operating results and financial condition.

Litigation over intellectual property rights could disrupt or otherwise have a negative impact on our business.

        There has been frequent litigation in the computer industry regarding intellectual property rights. Third parties may make claims of infringement by us with respect to current or future products, trademarks or other proprietary rights. These claims could be time-consuming, result in costly litigation, divert management's attention, cause product release or service delays, require us to redesign our products or services or require us to enter into costly royalty or licensing agreements. Any of these events could have a material and adverse effect on our financial condition and results of operations.

If we become subject to product liability litigation, it could be costly and time consuming to defend.

        Since our products are used for company-wide, integral computer applications with significant potential impact on our customers' sales of their products, any errors, defects or other performance problems with our products could result in financial or other loss for our customers. Although we have contractual limits to our liability, product liability litigation would be time consuming and costly to defend, even if we are successful.

We have disclosed pro forma financial information.

        We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We also have disclosed and discussed certain pro forma financial information in certain previous earnings releases and related investor conference calls. This pro forma financial information excluded certain non-cash charges, consisting primarily of amortization of stock-based compensation, restructuring charges, accretion related to preferred stock and income tax expense or benefit. Disclosure of pro forma results of operations was also required in relation to our acquisition of Allegis to present certain results as if the Allegis acquisition had occurred at the beginning of the related reporting periods presented. Although we believe the disclosure of pro forma information may have helped investors more meaningfully evaluate the results of our ongoing operations and although we provided a reconciliation of the pro forma information to our GAAP financial statements, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results previously disclosed in the related earnings releases and investor calls.

We returned a substantial amount of our cash to our shareholders which may impact our capital structure and future operations.

        On June 4, 2003, we issued a special one-time dividend of $2.50 per share to our shareholders. This distribution totaled over $20 million and reduced the Company's cash resources at that time to approximately $10 million. With lower cash reserves, unexpected losses or unanticipated investment needs could result in short-term liquidity issues. In addition, significant losses could cause a reduction in shareholders' equity below the minimum standards required to maintain listing on the Nasdaq National Market, which could result in the Company's stock being delisted by Nasdaq. Such a delisting could substantially impact the ability of shareholders to purchase or sell shares of the Company's stock and could lower the market value of such stock.

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

        The recent growth in Internet traffic has caused frequent periods of decreased performance. If Internet usage continues to grow rapidly, its infrastructure may not be able to support these demands and its performance and reliability may decline. Decreased performance at some unprotected Internet sites has also been attributed to illegal attacks by third parties. If outages or delays on the Internet occur frequently or increase in frequency, or businesses are not able to protect themselves adequately from such illegal attacks, business-to-business e-commerce could grow more slowly or decline, which might reduce the demand for our software products and services. The ability of our products to satisfy our customers' needs is ultimately limited by and depends upon the speed and reliability of the Internet. Consequently, the emergence and growth of the market for our software products and services depends upon improvements being made to the entire Internet to alleviate overloading and congestion. If these improvements are not made, the ability of our customers to benefit from our products and services will be hindered, and our business, operating results and financial condition could suffer.

Increased security risks of the Internet may deter future use of our software products and services.

        A fundamental requirement of Internet-based, business-to-business software is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments might result in a compromise or a breach of the security features contained in our software or the algorithms used by our customers and their business partners to protect content and transactions on Internet e-commerce marketplaces or proprietary information in our customers' and their business partners' databases. Anyone who is able to circumvent security measures could misappropriate proprietary, confidential customer information or cause interruptions in our customers' and their business partners' operations. Our customers and their business partners may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches, reducing the demand for our software products and services. Further, a well-publicized compromise of security could deter businesses from using the Internet to conduct transactions that involve transmitting confidential information. The failure of the security features of our software to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results and financial condition.

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

Item 2.    Properties

        Our corporate headquarters is located in leased office space in Chicago, Illinois. This lease expires in 2010. We also have leased offices in San Francisco, California.

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

PART II

Item 5.    Market for Registrant's Common Stock and Related Shareholder Matters

  Market Information

        Our common stock trades on the NASDAQ National Market under the symbol "CKCM." On March 26, 2004, the last reported closing price per common share was $5.85. Unless otherwise indicated, all shares and per share amounts set forth below have been adjusted to reflect a 1-for-5 reverse stock split of the Company's common stock effectuated on September 4, 2002 (the "Reverse Stock Split").

        The following table sets forth the high and low bid prices per share of the common stock for the years ended December 31, 2003 and 2002, as reported on the NASDAQ National Market:

	High	Low
2003
First Quarter	$3.01	$1.44
Second Quarter	$4.37	$1.02
Third Quarter	$2.60	$1.31
Fourth Quarter	$8.90	$2.00
2002
First Quarter	$15.75	$6.05
Second Quarter	$6.90	$2.75
Third Quarter	$5.25	$0.93
Fourth Quarter	$2.55	$0.98

  Holders of Record

        As of March 26, 2004, there were 71 holders of record of our common stock. The number of holders of record is not representative of the number of beneficial holders because many shares are held by depositories, brokers or other nominees.

  Dividends

        On May 1, 2003, we announced that our Board of Directors had declared a special cash dividend in the amount of $2.50 per share of our common stock ("Special Dividend"). The Special Dividend was paid on June 4, 2003 to stockholders of record as of May 20, 2003. As of May 20, 2003, we had 8,136,643 shares of common stock outstanding, which resulted in a total Special Dividend payment of approximately $20,342,000. Previous to the declaration and payment of the Special Dividend, we had never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying further cash dividends in the foreseeable future.

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

Item 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with our consolidated financial statements and related notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, and the consolidated balance sheet data as of December 31, 2003, 2002, 2001, 2000, and 1999, are derived from our consolidated financial statements that have been audited by KPMG LLP, independent auditors. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. All shares and per share amounts in the selected financial data below have been retroactively restated to give effect to the 1-for-5 reverse stock split of the Company's common stock, effectuated on September 4, 2002.

	Year ended December 31
	2003(a)	2002(a)	2001(a)	2000(a)	1999(a)
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$18,189	$18,276	$43,855	$36,680	$10,031
Cost of revenue(b)	8,716	9,064	13,383	10,826	2,749

Gross profit	9,473	9,212	30,472	25,854	7,282
Operating expenses:
Sales and marketing(b)	3,409	9,237	23,286	17,853	2,810
Research and development(b)	2,411	4,230	9,656	6,895	729
General and administrative(b)	4,520	4,613	8,528	7,314	2,762
Amortization of stock-based compensation	58	236	2,124	2,630	467
Amortization of intangible assets	107	—	—	—	—
Restructuring and other charges	2,960	2,257	1,827	—	—

Total operating expenses	13,465	20,573	45,421	34,692	6,768

Operating income (loss)	(3,992)	(11,361)	(14,949)	(8,838)	514

Other income	341	1,031	1,641	1,555	101
Income tax expense (benefit)	—	—	3,492	(2,050)	298

Net income (loss)	(3,651)	(10,330)	(16,800)	(5,233)	317
Accretion related to redeemable preferred stock	—	—	—	(8,093)	(3,712)

Net loss available to common shareholders	$(3,651)	$(10,330)	$(16,800)	$(13,326)	$(3,395)

Basic and diluted net loss per common share	$(0.45)	$(1.28)	$(2.15)	$(2.18)	$(0.70)

Weighted average common shares outstanding—basic and diluted	8,163,223	8,064,044	7,811,945	6,124,993	4,874,316
	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$11,863	$34,013	$40,677	$51,318	$6,304
Working capital	9,245	32,131	40,510	51,440	5,019
Total assets	19,194	42,282	54,694	69,756	9,934
Capital lease obligations, less current portion	—	47	727	397	84
Convertible participating preferred stock	—	—	—	—	14,312
Total shareholders' equity (deficit)	11,049	34,521	44,438	56,616	(8,586)

(a)
Selected financial data for the years ended December 31, 2001, 2000 and 1999 have been reclassified to conform to the presentation of the selected financial data for the years ended December 31, 2003 and 2002, reflecting the adoption of Emerging Issues Task Force Issue No. 01-14 on January 1, 2002.

(b)
Excludes amortization of stock-based compensation presented in a separate caption, as described in the Company's consolidated financial statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with "Selected Financial Data" and the consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks, uncertainties and assumptions. These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate" and other similar words and expressions. The statements are subject to risks and uncertainties and actual results may differ materially from those indicated by these forward-looking statements as a result of various factors, including but not limited to, the extent of customer acceptance and utilization of channel management products and services, the impact of competitive products and services, the volume and timing of customer contracts, changes in technology, deployment delays or errors associated with Click Commerce's products and the ability to protect Click Commerce's intellectual property rights. For a discussion of these and other risk factors that could affect Click Commerce's business, see "Risk Factors" and "Quantitative and Quantitative Disclosures About Market Risk" set forth in this report.

Overview

        We provide sell-side ebusiness software solutions that connect large, global manufacturing, high-technology and financial services companies with their channel partners. Click Commerce software products and supplemental integration, hosting and business consulting services enable companies to effectively manage and engage in collaborative business-to-business interactions throughout their sell-side channels and processes. The solutions we offer use the Internet to enable communication between companies and all participants in the network or chain of distribution who have a password and an Internet browser.

        The Company commenced operations on August 20, 1996. During the period from inception until early 1998, the Company was primarily engaged in developing software for the Relationship Manager (formerly referred to as the Extranet Manager). In 1996 and 1997, the Company was also engaged in developing Internet websites and providing related consulting services. The Company implemented the first Click Commerce Relationship Manager in the second quarter of 1997.

        Effective as of March 24, 2003, the Company acquired Allegis Corporation ("Allegis"), a privately-held California corporation engaged in licensing partner relationship management software and providing professional implementation services, hosting, and maintenance services related to its software. Results of Allegis' operations have been included in the Company's consolidated financial statements since March 24, 2003. Allegis, a wholly-owned subsidiary of the Company, broadened the Company's installed base and product offerings and expanded its market share within the partner relationship management area especially in the high technology and financial services verticals. Allegis contributed revenues related to hosting and license subscriptions as well as adding additional software license, maintenance and professional services revenues to the consolidated results. Prior to the Allegis acquisition, the Company did not sell hosting and license subscriptions. However, as a result of the integration of Allegis personnel and products, the common business problems we solve and the common management team, we have presented the business overview and results of Click Commerce and Allegis on a consolidated basis.

        The Company focused its efforts in 2003 on achieving profitability. In the second half of 2003, the Company reported profits of approximately $2.4 million. The Company's goal of continuing to achieve profitable operations is the primary focus of management. The Company plans to continue investing in developing new and improved product offerings and in increasing the exposure of the Company's products and services through its targeted marketing programs. The Company believes that each investment must be prudently made and justified by the expected return on such investment.

        With the acquisition of Allegis, the Company now offers several licensing and service options for its software products. Customers can either purchase a perpetual software license or enter into a subscription license contract. Customers may also choose to use our hosting services for their software license or install the software on servers within their own internal environment. Subscription licenses are only available to customers who also use our hosting services.

        Perpetual license revenues and professional services are typically recognized as the software or service is delivered and do not provide a contractual, predictable future revenue stream. The recurring revenue opportunities come from subscriptions or maintenance and hosting services. While the Company may have better visibility of future revenue from subscription licenses, our customers make the final decision on the form of their software license. We encourage all of our customers to use our hosting services.

        The Company depends on several factors to increase revenue and maintain profitability: adding new customers, maintaining its current base of subscription, hosting and maintenance revenues, and improving the gross margins of our professional services. Adding new customers is the primary responsibility of the sales department. Maintaining the other revenue streams is the responsibility of our professional services department. The Company has developed compensations structures for these departments that it believes provides appropriate incentives for achievement of their respective goals.

        The Company's revenue is principally derived from sales of perpetual licenses or subscriptions to its software. The Click Commerce software suite consists of the Partner Portal platform and eighteen business applications. The Company also recognizes revenue from services, including business consulting, implementation, maintenance, training and managed hosting services.

        Cost of product license revenues includes production and shipping expenses, which are expensed as incurred, as well as costs of licensing third party software incorporated into or required by the Company's products. These third party license costs are expensed as the products are delivered on perpetual licenses or subscriptions or as maintenance to the extent that the third party license costs related to those product offerings. Cost of service revenues include salaries and related expenses for professional services and technical support personnel who provide implementation services, maintenance and hosting services, as well as an allocation of data processing and overhead costs which are expensed as incurred.

        Operating expenses are classified into five general categories: sales and marketing, research and development, general and administrative, amortization of stock-based compensation and amortization of intangible assets. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for executive management, finance and administrative employees, legal and accounting services, and corporate liability insurance. Amortization of stock-based compensation represents the amortization over the related service period of the difference between the exercise price of options granted and the deemed fair market value of the underlying common stock on the date of grant, as well as amortization of the warrant issued in connection with a joint marketing agreement with Accenture. Since the Company reached an agreement with Accenture to cancel the warrant in the fourth quarter of 2002, no amortization expense of the warrant is reflected in the accompanying statements of operations for 2003. Amortization of intangible assets represents amortization expense for certain customer relationships with finite useful lives, which was recorded in connection with the acquisition of Allegis Corporation during the first quarter of 2003.

        In April 2000, the Company issued a warrant to Accenture Ltd. ("Accenture") to purchase up to 163,646 shares of common stock at an exercise price of $61.11 per share. The warrant vested contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and was set to expire on April 20, 2004. The warrant contained a significant cash penalty for Accenture's failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was determined on the date of grant in accordance with Emerging Issues Task Force Issue No. 96-18 and Statement of Financial Accounting Standards No. 123 to be approximately $5.0 million, which was determined using the Black-Scholes option-pricing model. This amount was included in additional paid-in capital and had been amortized to expense over the original vesting period of the warrant. In the fourth quarter of 2002, the Company reached an agreement with Accenture to cancel the warrant. Under this agreement, Accenture relinquished its rights under the warrant in exchange for the Company accepting an accelerated payment of a reduced penalty related to the level of revenue delivered through the Accenture relationship and relinquishing its rights under the warrant. The reduced penalty was received by the Company and was reported in its financial statements in Other Income in the fourth quarter of 2002. Upon cancellation of the warrant, the Company adjusted the cumulative amortization expense to reflect only the percentage of the original fair value of the warrant that was vested on the date of cancellation, resulting in a reversal of the previously recognized amortization of stock-based compensation expense of $1.0 million in the fourth quarter of 2002. For the year ended December 31, 2002, the Company recognized $83,000 in net amortization recovery related to the warrant.

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

  Revenue Recognition

        The Company's revenue is derived from sales of licenses of its software, consisting of the Partner Portal platform—which includes the Relationship Manager, Portal Framework and the Commerce Suite—the Click Commerce Developer Studio and fourteen business applications, as well as from needs analyses, professional services, training, maintenance and support. The Company's software is generally licensed on either a perpetual basis or through a subscription. Revenues related to arrangements with multiple elements are allocated to the individual elements in accordance with "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") based upon verifiable, objective evidence of the fair values of each accounting unit. Inherent in the revenue recognition process are significant estimates and judgments, which determine the timing and amount of revenue recognition.

        Beginning in 2000, the Company began to license its software products independent of its integration services. For those contracts that either do not contain a services component or in which the services element is not essential to the functionality of any other element of the contract, software license revenue is recognized upon delivery of the Company's software, provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. For contracts in which the services component meets the requirements of a separate element of a contract, revenue is recognized as the services are performed. The revenue to be recognized from multiple-element software contracts is based on the fair value of each element. If Company specific objective evidence of fair value does not exist for one or more of the delivered elements, but the Company has such evidence for all of the undelivered elements, the Company applies the residual method of accounting and defers only that revenue related to the undelivered elements. If there are any discounts negotiated in the contract, the discount is attributed entirely to the delivered elements. The Company records deferred revenue on software contracts for which it has billed or collected amounts, but for which the requirements for revenue recognition have not been met.

        In accordance with EITF No. 01-14, the Company characterizes the reimbursement of out-of-pocket expenses from their customers as revenue, rather than as a reduction of the related expense in the statement of operations.

        Revenue from contracts in which the Company's services are essential to the functionality of the other elements of the contract is recognized using the percentage-of-completion method under contract accounting as services are performed or output milestones are reached, as the Company delivers, customizes and installs the software. The percentage completed is measured either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. When output milestones are used, those milestones are typically determined from the structure of the contract in three milestones: delivery of the software, completion of the initial implementation and acceptance of the project by the customer. For arrangements in which percentage-of-completion accounting is used, the Company records cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress. The timing and amount of cash receipts from customers can vary significantly depending on specific contract terms and can, therefore, have a significant impact on the amount of billings in excess of revenues earned on contracts in progress at the end of any given period.

        Revenue from contracts recognized under the percentage-of-completion method based on milestones is presented as product license revenue to the extent that the underlying milestones are related to software deliveries. In contracts with revenue recognized under the percentage-of-completion method based on labor hour inputs, revenues are presented as product revenue to the extent that the underlying contracts are for software licenses based on equal application of discounts across all elements of a larger engagement. To the extent that hours of input are used as the basis for percentage completed on a fixed price contract or that contract milestones relate to software customization or other professional services, revenues are presented as service revenues.

        For software subscriptions, the Company applies revenue recognition principles in accordance with the guidance provided by Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." The arrangement fee related to multi-element arrangements should be allocated to the individual elements in accordance with EITF 00-21based upon verifiable, objective evidence of the fair values of each accounting unit. The Company's subscription arrangements with customers generally include several elements, including (1) strategic consulting services, (2) set-up and software subscription services, and (3) hosting services. Set-up and subscription are presented as subscription revenues. If the arrangement includes consulting or hosting services, those elements are presented as service and hosting revenue, respectively, based on the individual contracts. Total arrangement revenues and direct costs are deferred until customer acceptance has occurred and the software subscription service begins. Revenues and direct costs are then amortized ratably to revenue and expense over the noncancelable contractual term, which is normally 18 months.

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

  Accounts Receivable

        The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that are identified. While such credit losses have historically not been material and within expectations and the provisions established, the Company cannot guarantee that it will continue to have the same credit loss rates that have been experienced in the past.

  Income Taxes

        The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In assessing the realizablility of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although future taxable income of the Company may be sufficient to utilize a substantial amount of the benefits of the Company's net operating loss carryforwards and to realize its deferred tax assets, a valuation allowance was recorded in 2001 to completely offset the carrying value of the Company's net deferred tax assets as management concluded that the realization of its deferred tax assets does not meet the "more likely than not" criteria under Statement of Financial Accounting Standards ("SFAS") No. 109. The Company recorded an addition to the valuation allowance of $0.6 million in 2003 and $2.45 million in 2002, equal to the amount of the future tax asset generated.

Results of Operations

        The following table sets forth selected financial data for the years indicated in dollars and as a percentage of total revenue.

	2003		2002		2001
	in 000's	% of Revenue	in 000's	% of Revenue	in 000's	% of Revenue
Revenue
Product
Product license	$2,084	11.5%	$2,192	12.0%	$20,200	46.1%
Subscription	2,080	11.4	—	—	—	—
Total product	4,164	22.9	2,192	12.0	20,200	46.1
Service
Maintenance and hosting	6,728	37.0	7,060	38.6	5,798	13.2
Consulting and implementation service	7,297	40.1	9,024	49.4	17,857	40.7

Total service	14,025	77.1	16,084	88.0	23,655	53.9

Total revenues	18,189	100.0	18,276	100.0	43,855	100.0
Cost of revenues
Product license	341	1.9	705	3.9	1,505	3.4
Service(a)	8,375	46.0	8,359	45.7	11,878	27.1

Total cost of revenues	8,716	47.9	9,064	49.6	13,383	30.5

Gross profit	9,473	52.1	9,212	50.4	30,472	69.5
Operating expenses:
Sales and marketing(a)	3,409	18.7	9,237	50.6	23,286	53.1
Research and development(a)	2,411	13.3	4,230	23.2	9,656	22.0
General and administrative(a)	4,520	24.9	4,613	25.2	8,528	19.5
Amortization of stock-based compensation	58	0.3	236	1.3	2,124	4.8
Amortization of intangible assets	107	0.6	—	—	—	—
Restructuring and other charges	2,960	16.3	2,257	12.3	1,827	4.2

Total operating expenses	13,465	74.1	20,573	112.6	45,421	103.6

Operating loss	$(3,992)	(22.0)%	$(11,361)	(62.2)%	$(14,949)	(34.1)%

  (a)
  Excludes amortization of stock-based compensation reported in a separate caption, as described in the Company's consolidated financial statements.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

  Revenue

        Total revenue decreased approximately $87,000, or 0.5%, to $18.2 million for the year ended December 31, 2003 from $18.3 million for the year ended December 31, 2002. Product license revenue consists of revenue from separate product-only agreements and from agreements accounted for under a percentage-of-completion basis using product-related milestones. Product license revenue in 2003 decreased by $108,000, or 4.9%, as a result of a decrease in the number of new contracts and the average selling price of the current year's contracts, offset partially by the increase in the number of new contracts resulting from the acquisition of Allegis Corporation ("Allegis") on March 24, 2003. The Company recorded $2.1 million of subscription revenue during the year ended December 31, 2003 as a result of the Allegis acquisition. No subscription revenue was recorded during the year ended December 31, 2002. Maintenance and hosting revenue decreased $332,000, or 4.7%, to $6.7 million for 2003, from $7.1 million for 2002. The decrease was primarily attributable to a decrease in contract renewals and lower average fees on existing contracts. Service revenue, comprised of fees related to time and materials service contracts, training and needs analyses, as well as agreements accounted for under a percentage-of-completion basis using hours of input or milestones that specifically related to integration and implementation services, decreased by $1.7 million to $7.3 million in 2003, or 19.1%, from $9.0 million for the prior year. The decrease in service revenue was due primarily to the completion of existing implementation service contracts in the prior year and a trend toward smaller scoped projects in 2003. In any period, service revenue from time and material contracts is dependent on, among other things, license transactions closed during the current and preceding periods and customer decisions regarding implementation of licensed software.

  Cost of Revenue

        Total cost of revenue decreased by approximately $348,000, or 3.8%, to $8.7 million for the year ended December 31, 2003 from $9.1 million for the year ended December 31, 2002. This cost of revenue decrease was primarily a result of lower third party contractor costs and employee compensation and related costs due to a reduction in project management personnel and lower third party software license costs. Cost of product revenue decreased by $364,000, or 51.6%, to $341,000 due to lower royalty fees for licensed third party software that is embedded in the Company's products or incorporated in the Company's product offerings arising from lower product sales, as well as lower amortization of product packaging and other product costs. Total cost of service revenue remained relatively flat in 2003 at $8.4 million. Gross profit margins increased slightly to 52.1% for the year ended December 31, 2003, compared to 50.4% for the year ended December 31, 2002. The gross margin increase is due to higher margins on both product and services revenue. Product margins were higher due to lower amortization of product-related costs. The increase in service margins was due to improved utilization rates for the professional services staff during the second half of 2003.

  Operating Expenses

        Sales and Marketing.    Sales and marketing expenses decreased by approximately $5.8 million, or 63.1%, to $3.4 million for the year ended December 31, 2003 from $9.2 million for the year ended December 31, 2002. The decrease in sales and marketing was primarily attributable to lower employee compensation and related costs due to a reduction in personnel and from lower discretionary marketing spending.

        Research and Development.    Research and development expenses decreased by approximately $1.8 million, or 43.0%, to $2.4 million for the year ended December 31, 2003 compared to $4.2 million for the prior year. This decrease was primarily attributable to lower third party contractor costs and a reduction in salaries due to lower headcount. To date, all software development costs have been expensed as incurred.

        General and Administrative.    General and administrative expenses decreased by approximately $93,000, or 2.0%, to $4.5 million for the year ended December 31, 2003 from $4.6 million for the year ended December 31, 2002. This decrease was primarily attributable to the reduction in overhead expenses achieved through the Company's cost reduction measures, partially offset by an increase of non-recurring legal and consulting expenses related to the Company's consideration of an unsolicited acquisition proposal by one of the Company's shareholders and the payment of the June 4, 2003 $2.50 Special Dividend.

        Amortization of stock-based compensation.    Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4.6 million. Such deferred compensation is being amortized over the vesting periods of the applicable options, resulting in gross expense of $58,000 and $319,000 during the years ended December 31, 2003 and 2002, respectively. Additionally, the $5.0 million fair value of the warrant issued to Accenture in April 2000 was being amortized over the vesting period of the warrant. As discussed above in "Overview," the Company reached an agreement with Accenture in the fourth quarter of 2002 to cancel the warrant. Thus, the Company adjusted the cumulative amortization expense to reflect only the percentage of the original fair value of the warrant that was vested on the date of cancellation, resulting in a reversal of the previously recognized amortization of stock-based compensation expense of $1.0 million in the fourth quarter of 2002. For the year ended December 31, 2002, the Company recognized a recovery of amortization expense of $83,000 related to the warrant.

        Amortization of intangible assets.    In the year ended December 31, 2003, the Company recorded $107,000 in amortization of customer relationship intangible assets that were recorded as part of the 2003 Allegis acquisition. No such amortization was recorded in 2002.

        Restructuring and other charges.    In the quarter ended June 30, 2002, the Company recorded a $822,000 restructuring charge primarily related to severance and other benefit costs for 51 employees terminated as part of a restructuring plan and a $451,000 asset write-down for excess equipment. The asset write-down was recorded to adjust the carrying value of excess equipment to its deemed fair value of $0 as these excess assets were leased under capital leases with fair market value buy out provisions at the end of the respective lease terms. The restructuring charge also included the costs of closing four regional offices. The Company also reversed into income approximately $59,000 of excess severance accruals originally recorded as part of the restructuring charge taken in the quarter ended September 30, 2001.

        In the quarter ended December 31, 2002, the Company performed an asset impairment analysis on its third party prepaid licenses and other intangible assets. The Company evaluated the undiscounted future operating cash flows to determine whether these cash flows would be sufficient to recover the carrying value of the related assets. The Company assessed that two of its third party prepaid license agreements had impaired values resulting from diminished maintenance contracts and slow software sales on related products. The Company also determined that an acquired product line, purchased in the third quarter of 2001, had no future value based on its assessment of no expected future sales and no further plans to develop this product line. Accordingly, the Company recorded an impairment charge of $1.0 million.

        In the quarter ended June 30, 2003, the Company continued to execute its restructuring plan following the Allegis acquisition. As part of this plan, certain redundant costs were eliminated and a restructuring charge of $2.3 million was recorded. The restructuring charge primarily related to $2.1 million of excess lease costs in two locations and severance and other benefit costs of $0.2 million for the termination of 15 employees as part of the restructuring plan. In the third quarter of 2003, the

Company reached a settlement with the landlord for its vacant office space in Chicago that resulted from its consolidation efforts in the second quarter. This agreement resulted in the cancellation of the Company's original lease obligation in exchange for a $900,000 cash payment. As of June 30, 2003, the total cost of this lease was estimated at $1,865,000 and was included in the restructuring accrual recorded during the second quarter. Accordingly, the Company reversed $965,000 of the restructuring accrual in the quarter ended September 30, 2003 as a result of the lease settlement.

        The Company also recorded a $1.6 million asset impairment charge during the second quarter of 2003. This charge related to leasehold improvements associated with the excess office leases, a redundant computer system and excess equipment totaling $1.0 million and the write-off of certain third party software licenses related to products that had no projected sales and no plans for further development in the amount of $0.6 million. The Company also recorded a recovery of $18,000 during the third quarter of 2003 related to the sale of impaired assets that had been previously written off the Company's books.

        At December 31, 2003 and 2002, approximately $0.3 million in restructuring costs remained to be paid. The Company estimates the annual cost savings from these two restructurings to be approximately $7.0 million.

        Income tax expense.    The Company incurred no income tax expense or benefit for the years ended December 31, 2003 and 2002.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

  Revenue

        Total revenue decreased approximately $25.6 million, or 58.3%, to $18.3 million for the year ended December 31, 2002 from $43.9 million for the year ended December 31, 2001. Product license revenue consists of revenue from separate product-only agreements and from agreements accounted for under a precentage-of-completion basis using product-related milestones. Product license revenue in 2002 decreased by $18.0 million, or 89.1%, as a result of a decrease in the number of new contracts and the average selling price of the 2002 contracts due to the economic slowdown and significant decline in information technology spending. There were no subscription revenues in 2002 or 2001 as the Company did not offer a subscription license until after the Allegis acquisition in 2003. Maintenance revenue increased $1.3 million in 2002, or 21.8%, to $7.1 million, from $5.8 million in 2001. This increase was primarily attributable to maintenance contracts under which an entire year of revenue was recognized in 2002. Only the portion of maintenance relating to active maintenance periods on new customers in 2001 was recognized in that year. Service revenue, comprised of fees related to time and materials service contracts, training and needs analyses, as well as agreements accounted for under a percentage-of-completion basis using hours of input or milestones that specifically related to integration and customization services, decreased by $8.8 million, or 49.5%, from the prior year. The $8.8 million decrease in service revenue was primarily attributable to a decrease in professional services delivered on a time and material basis, lower needs analyses and addenda contracts and a decrease in service revenue from multi-element contracts. In any period, service revenue from time and material contracts is dependent on, among other things, license transactions closed during the current and preceding periods and customer decisions regarding implementation of licensed software.

  Cost of Revenue

        Total cost of revenue decreased by approximately $4.3 million, or 32.3%, to $9.1 million for the year ended December 31, 2002 from $13.4 million for the year ended December 31, 2001. This cost of revenue decrease was primarily a result of lower third party contractor costs and employee compensation and related costs due to a reduction in project management personnel. Cost of product revenue decreased by $0.8 million, or 53.2%, to $0.7 million due to lower royalty fees for licensed third party software that are embedded in the Company's products or incorporated in the Company's product offerings, as well as lower amortization of product packaging and other product costs. Gross profit margins decreased to 50.4% for the year ended December 31, 2002, compared to 69.5% for the year ended December 31, 2001. The gross margin decrease was due to a decrease in product revenue as a percent of total revenue, as well as lower margins on both product and service revenue. The decrease in service margins was due to the following reasons: a classification of project management overhead in costs of services in 2002, which overhead costs were included with general and administrative costs in prior periods due to their allocation to internal projects that have since been completed or discontinued; lower average hourly rates; and a lower utilization rate for the professional services staff in the current year. Product margins were lower due to lower product revenues against which comparable product-related costs were amortized.

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

        Amortization of stock-based compensation.    Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value. Accordingly, the Company recorded deferred compensation of $4.6 million. Such deferred compensation is being amortized over the vesting periods of the applicable options, resulting in expense of $319,000 and $896,000 during the years ended December 31, 2002 and 2001, respectively. Additionally, the $5.0 million fair value of the warrant issued to Accenture in April 2000 was being amortized over the vesting period of the warrant. As discussed above in "Overview," the Company reached an agreement with Accenture in the fourth quarter of 2002 to cancel the warrant. Thus, the Company adjusted the cumulative amortization expense to reflect only the percentage of the original fair value of the warrant that was vested on the date of cancellation, resulting in a reversal of the previously recognized amortization of stock-based compensation expense of $1.0 million in the fourth quarter of 2002. For the years ended December 31, 2002 and 2001, the Company recognized a recovery of amortization expense of $83,000 and $1.2 million in amortization expense, respectively, related to the warrant.

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

        In the quarter ended June 30, 2002, the Company recorded a $822,000 restructuring charge primarily related to severance and other benefit costs for 51 employees terminated as part of the restructuring plan and a $451,000 asset write-down for excess equipment. The asset write-down was recorded to adjust the carrying value of excess equipment to its deemed fair value of $0 as these excess assets are leased under capital leases with fair market value buy out provisions at the end of the respective lease terms. The restructuring charge also included the costs of closing four regional offices. The Company also reversed into income approximately $59,000 of excess severance accruals originally recorded as part of the restructuring charge taken in the quarter ended September 30, 2001.

        In the quarter ended December 31, 2002, the Company performed an asset impairment analysis on its third party prepaid licenses and other intangible assets. The Company evaluated the undiscounted future operating cash flows to determine whether these cash flows would be sufficient to recover the carrying value of the related assets. The Company concluded that two of its third party prepaid license agreements had impaired values resulting from diminished maintenance contracts and slow software sales on related products. The Company also determined that an acquired product line, purchased in the third quarter of 2001, had no future value based on its expectation of no future sales and no further plans to develop this product line. Accordingly, the Company recorded an impairment charge of $1.0 million.

        At December 31, 2002 and 2001, approximately $0.3 million and $1.0 million, respectively, in restructuring costs remained to be paid. The Company estimates the annual cost savings from these restructurings to be approximately $6.0 million.

        Income tax expense.    The Company incurred no income tax expense or benefit for the year ended December 31, 2002, and income tax expense of $3.5 million for the year ended December 31, 2001 related to the establishment of a valuation allowance for deferred tax assets based on an analysis of the realizability of such deferred tax assets.

Liquidity and Capital Resources

        At December 31, 2003, the Company had $11.9 million of cash and cash equivalents, consisting primarily of proceeds from its initial public offering. Net cash used in operating activities was $1.6 million, $5.5 million and $9.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The $1.6 million of cash used in operating activities during 2003 consists primarily of the Company's net loss of $3.7 million adjusted for $1.1 million in depreciation and amortization expense and $0.4 million in other non-cash charges, as well as decreases in accrued compensation, accounts payable and deferred revenue of $1.0 million, $0.9 million and $0.5 million, respectively. These net operating cash outflows were partially offset by a loss on disposal of property of $1.0 million and the decrease in accounts receivable of $2.2 million.

        Net cash provided by investing activities was $10.4 million for the year ended December 31, 2003, consisting primarily of the redemption of short-term investments to fund the Special Dividend of $10.3 million. For the year ended December 31, 2002, cash used in investing activities was $10.7 million, which consisted primarily of the transfer of funds to short-term investments. During the year ended December 31, 2001, net cash used in investing activities was $2.4 million consisting of purchases of property and equipment and other assets. The Company's capital expenditures consisted of purchases of resources to manage operations, including computer hardware and software.

        Net cash used in financing activities for the year ended December 31, 2003 was approximately $20.5 million, reflecting the payment of the $20.3 million Special Dividend on June 4, 2003. Net cash used in financing activities was $0.9 million for the year ended December 31, 2002, which reflects $0.9 million in capital lease payments and $0.1 million for the purchase of treasury stock under the Company's approved stock buy-back program. Net cash provided by financing activities was approximately $0.9 million for the year ended December 31, 2001. The cash provided during 2001 reflects $1.7 million of proceeds from the exercise of stock options offset by $0.8 million in capital lease principal payments.

        As of December 31, 2003, the Company had the following contractual obligations outstanding:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	—	—	—	—	—
Capital lease obligations	69	69	—	—	—
Operating lease obligations	1720	467	622	374	257
Purchase obligations	—	—	—	—	—
Other long-term liabilities	79	—	79	—	—

Total	1868	536	701	374	257

        As part of the Allegis acquisition, the Company assumed a letter of credit securing an office space lease in San Francisco. The letter of credit expires on September 30, 2005 and currently has a balance of $170,000. The Company also has an outstanding letter of credit for an original amount of approximately $821,000 in connection with an insurance premium finance agreement. The letter of credit declines on a monthly basis, beginning in November 2003, until it expires on September 24, 2004. As of December 31, 2003, the obligations related to the letter of credit were $494,056. These letters of credit were previously secured by the Company's line of credit that expired on March 31, 2003. Beginning April 1, 2003, the Company secured these letters of credit with cash funds that are being maintained in a separate account held by the respective financial institutions, of which $170,000 is considered restricted.

        In May 2002, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of its common stock in the open market. These shares may be purchased pursuant to Rule 10b-18 under the Exchange Act from time to time in the public market or through privately negotiated transactions. The timing and amount of any repurchase is at the discretion of the Company's management. Through December 31, 2003, the Company had repurchased 29,064 shares of its common stock at an average purchase price of $4.03 per share and at an aggregate cost of $117,239. No shares were repurchased during 2003.

        As a result of larger than anticipated restructuring and asset impairment charges in the second quarter of 2003 and the payment of the June 4, 2003 Special Dividend, the Company fell below the $10 million minimum shareholders' equity requirement to maintain listing on the Nasdaq National Market ("NNM"). As such, Nasdaq formally notified the Company in the third quarter that unless the Company could demonstrate compliance with the minimum shareholders' equity requirement, the Company's shares would either be delisted, or, upon request of the Company, transferred to the Nasdaq Small Cap Market. In October of 2003, the Company presented a plan to achieve compliance with NNM requirements through the achievement of profitability in the second half of 2003 and the exercise of stock options by the Company's CEO. Based upon the successful implementation of this compliance plan, the Company was released from all delisting actions and allowed to remain in good standing with the NNM. The Company is currently in compliance with all listing requirements for the NNM.

        On August 30, 2002, at a special meeting of its shareholders, an amendment to the Company's certificate of incorporation was approved in order to effectuate a reverse stock split of the Company's common stock at a ratio between 1-for-2 and 1-for-5, as determined by the Company's Board of Directors. At a special meeting of the Board of Directors on August 30, 2002, the Board of Directors approved a 1-for-5 reverse stock split of the Company's common stock effective as of September 4, 2002, in order to improve the trading price for the common stock and improve the likelihood that the Company would be allowed to maintain the common stock's listing on the NNM by satisfying the minimum bid requirement. As previously disclosed by the Company on a Current Report on Form 8-K dated September 4, 2002, the Company expected to and did receive on September 9, 2002, a letter from NASDAQ informing the Company that the Company had not satisfied the minimum bid price requirement for listing of its common stock and that it would be delisted on September 17, 2002. The Company appealed such notice on September 12, 2002, requesting a hearing before a listing qualification panel to review such delisting determination. Subsequently, NASDAQ informed the Company that it had evidenced compliance with the bid price requirement for continued listing on the NNM.

        The Company continues to evaluate strategic alternatives, including opportunities to strategically grow the business, enter into strategic relationships, make acquisitions, or enter into business combinations. The Company can provide no assurance that it will consummate any such strategic alternatives and may elect to terminate such evaluation at any time.

        The Company may use cash resources to fund investments in complementary businesses or technologies or other purposes as determined by the Company. The Company believes that working capital will be sufficient for at least the next twelve months. The Company has no current plans to raise additional equity to finance existing operations during the next twelve months, although such plans are subject to changes due to business and market conditions. Thereafter, the Company may find it necessary to obtain additional equity or debt financing, although the Company does not currently foresee a need for additional cash resources for long-term needs. In the event additional financing is required, the Company may not be able to raise it on acceptable terms or at all. Additional equity may be issued in connection with potential acquisitions in addition to the transaction noted in the Recent Developments section below.

Impact of Recently Issued Accounting Standards

        In May 2003, the FASB's Emerging Issues Task Force reached consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21's criteria govern how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Specifically, the purpose of EITF 00-21 is to determine if separation is necessary and, if so, how to measure and allocate the arrangement consideration. For publicly traded companies, EITF 00-21 is applicable for revenue arrangements entered into in periods beginning after June 15, 2003. Accordingly, the Company adopted EITF 00-21 on July 1, 2003 for all new revenue arrangements. The adoption of EITF 00-21 did not have a significant impact on the Company.

        In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which recodfied the guidance of SAB 101 "Revenue Recognition in Financial Statements" and further clarifies the staff's positions in regards to certain revenue recognition criteria. The adoption of SAB 104 did not have a significant impact on the Company's financial position or results of operations for any periods presented.

Recent Developments

        On March 17, 2004, the Company entered into a definitive agreement to acquire the operating assets of Webridge, Inc. ("Webridge"), an extranet portal software company based in Portland, Oregon. The Webridge operating assets will be acquired for approximately 600,000 shares of Company common stock subject to certain working capital adjustments to be determined at the closing date of the transaction. The acquisition is expected to be completed by the end of April subject to a number of conditions, including approval of the stockholders of Webridge, Inc., receipt of regulatory approval from the Oregon Division of Finance and Corporate Securities, and certain other customary conditions. Webridge offers configurable web-based process and compliance automation and partner collaboration systems for the medical research and healthcare markets. The acquisition of Webridge will extend Click Commerce's presence into the healthcare market and add content and compliance management to its product offering.

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

  Foreign Currency Exchange Rate Risk

        To date, predominately all of the Company's recognized revenues have been denominated in U.S. dollars and primarily from customers in the United States. Thus, the exposure to foreign currency exchange rate changes has been immaterial. The Company expects, however, that future product license and professional services revenues may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. Furthermore, to the extent the Company engages in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. Although the Company will continue to monitor its exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, there is no assurance that exchange rate fluctuations will not adversely affect financial results in the future.

  Interest Rate Risk

        As of December 31, 2003, the Company had cash and cash equivalents of $11.9 million. Declines in interest rates have reduced interest income from short-term investments. Based upon the balance of cash and cash equivalents at December 31, 2003, a change in interest rates of 0.5% would cause a corresponding change in annual interest income of approximately $59,000.

Item 8.    Consolidated Financial Statements and Supplementary Data

        See Index to Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

        Based on their evaluation as of a date within 90 days of the filing of this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this item is incorporated by reference to the material in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders (the "Proxy Statement").

        The Company has adopted a code of ethics that applies to all Company employees, including employees of Company subsidiaries, as well as each member of the Company's Board of Directors. A copy of the Code of Ethics is available by writing to us at Click Commerce, Inc., 200 East Randolph Street, 52ndFloor, Chicago, Illinois 60601, Attention: Investor Relations. If the Company makes any amendments to this Code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this Code to the Company's chief executive officer, chief financial officer or controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

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

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated by reference to the material in the Company's Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
1.    Financial Statements

    Included herein at pages F-1 through F-24.

  2.
  Financial Statement Schedules

    The following auditors' report and financial statement schedule are included herein at pages F-25 and F-26.

    Independent Auditors' Report on Financial Statement Schedule

    Schedule II—Valuation and Qualifying Accounts

  3.
  Exhibits

        Exhibit Numbers 10.1 through 10.3, 10.7 through 10.13 and 10.15 are management contracts or compensatory plans or arrangements.

Exhibit Number	Description of Exhibit
2.1*	Agreement and Plan of Merger, dated as of March 21, 2003, by and among Click Commerce, Inc., Allegis Acquisition, Inc., Allegis Acquisition of California, Inc. and Allegis Corporation.
3.1**	Restated Certificate of Incorporation
3.2*^^^^^	Amended and Restated Bylaws
3.3*^^^^	Amendment to Certificate of Incorporation of Click Commerce, Inc.
4.1***	Specimen Common Stock certificate
4.2***	Amended and Restated Shareholders and Rights Agreement
10.1***	Amended and Restated Click Commerce, Inc. Stock Option and Stock Award Plan
10.2***	Click Commerce, Inc. Directors' Stock Option and Stock Award Plan
10.3***	Form of Indemnification Agreement entered into between Click Commerce, Inc. and its directors and executive officers
10.4***	Promissory Note, dated March 31, 2000, between Click Commerce, Inc. and American National Bank and Trust Company of Chicago
10.5***	Loan and Security Agreement, dated March 31, 2000, between Click Commerce, Inc. and American National Bank and Trust Company of Chicago
10.6***	Strategic Alliance Agreement with Andersen Consulting, LLP (now known as Accenture Ltd.).
10.7****	Release and Severance Agreement between Robert J. Markese and Click Commerce, Inc. dated as of September 30, 2001
10.8*^^	Release and Severance Agreement between William Conroy and Click Commerce, Inc. dated as of April 15, 2002
10.9*^	Employment Letter Agreement between Jon Niess and Click Commerce, Inc. dated October 24, 2001

10.10*^^^	Employment Agreement between Michael W. Nelson and Click Commerce, Inc. dated as of August 7, 2002
10.11*#	Employment Agreement between Michael W. Ferro, Jr., and Click Commerce, Inc. dated as of January 1, 2003.
10.12*#	Employment Agreement between Justin C. Dearborn and Click Commerce, Inc. dated as of November 18, 2002.
10.13*##	Stock Option Agreement of Michael W. Ferro, Jr.
10.14*###	Subleases Termination Agreement between Radian Guaranty Inc., and Click Commerce, Inc., dated as of August 29, 2003.
10.15	Employment Agreement between Daniel J. Taylor and Click Commerce, Inc. dated as of July 1, 2003.
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

*^^^^^
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

*#
Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2003.

*##
Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2003.

*###
Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2003.

(b)   Reports on Form 8-K

        On October 24, 2003, the Company furnished a Form 8-K announcing that it had issued a press release on October 23, 2003 setting forth the Company's third quarter 2003 earnings and filing a copy of the press release therein (pursuant to Items 7, 9 and 12 of Form 8-K).

        On November 14, 2003, the Company filed a Form 8-K announcing that it received a favorable determination from a Nasdaq Listing Qualifications Panel for continued listing of the Registrant's common stock on The Nasdaq National Market (pursuant to Items 5 and 7 of Form 8-K).

        On January 22, 2004, the Company furnished a Form 8-K announcing that it had issued a press release on January 22, 2004 setting forth the Company's fourth quarter 2003 earnings and filing a copy of the press release therein (pursuant to Items 7, 9 and 12 of Form 8-K).

        On March 18, 2004, the Company filed a Form 8-K announcing that it had agreed to acquire the operating assets of Webridge, Inc. and filing a copy of the press release therein (pursuant to Item 5 of Form 8-K).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March, 2004.

Click Commerce, Inc.
By:	/s/ MICHAEL W. NELSON Michael W. Nelson Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. FERRO, JR. Michael W. Ferro, Jr.	Chief Executive Officer and Chairman of the Board of Directors	March 26, 2004
/s/ EMMANUEL A. KAMPOURIS Emmanuel A. Kampouris	Director	March 26, 2004
/s/ WILLIAM J. DEVERS, JR. William J. Devers, Jr.	Director	March 26, 2004
/s/ ANDREW J. MCKENNA Andrew J. McKenna	Director	March 26, 2004
/s/ JOHN F. SANDNER John F. Sandner	Director	March 26, 2004
/s/ SAMUEL K. SKINNER Samuel K. Skinner	Director	March 26, 2004
/s/ EDWINA D. WOODBURY Edwina D. Woodbury	Director	March 26, 2004

CLICK COMMERCE, INC.
INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Click Commerce, Inc.:

        We have audited the accompanying consolidated balance sheets of Click Commerce, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Click Commerce, Inc. as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                      /s/  KPMG LLP

Chicago, Illinois
February 11, 2004, except for Note 16,
which is as of March 18, 2004

CLICK COMMERCE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$11,863	$23,646
Short-term investments	—	10,367
Trade accounts receivable, less allowance for doubtful accounts of $323 and $175 at December 31, 2003 and 2002, respectively	4,628	4,912
Prepaids and other current assets	820	920

Total current assets	17,311	39,845
Property and equipment, net	865	2,333
Restricted cash	170	—
Intangible assets	359	—
Other assets	489	104

Total assets	$19,194	$42,282

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$400	$504
Billings in excess of revenues earned on contracts in progress	33	376
Deferred revenue	4,785	3,774
Accrued compensation	1,016	727
Accrued expenses and other current liabilities	1,539	1,408
Restructuring accrual	224	282
Current portion of capital lease obligations	69	643

Total current liabilities	8,066	7,714
Capital lease obligations, less current portion	—	47
Restructuring, long term	79	—

Total liabilities	8,145	7,761

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 8,390,432 and 8,121,850 shares issued; 8,361,368 and 8,092,786 shares outstanding at December 31, 2003 and 2002, respectively	8	8
Additional paid-in capital	62,498	82,532
Accumulated other comprehensive income	136	148
Deferred compensation	(21)	(246)
Treasury stock, at cost—29,064 shares	(117)	(117)
Accumulated deficit	(51,455)	(47,804)

Total shareholders' equity	11,049	34,521

Total liabilities and shareholders' equity	$19,194	$42,282

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except per share data)

	Year ended December 31,
	2003	2002	2001
Revenues:
Product
Product license	$2,084	$2,192	$20,200
Subscription	2,080	—	—

Total product	4,164	2,192	20,200

Service
Maintenance and hosting	6,728	7,060	5,798
Consulting and implementation service	7,297	9,024	17,857

Total service	14,025	16,084	23,655

Total revenues	18,189	18,276	43,855
Cost of revenues:
Product license	341	705	1,505
Service (exclusive of $7, $70, and $57 for 2003, 2002, and 2001, respectively, reported below as amortization of stock-based compensation)	8,375	8,359	11,878

Total cost of revenues	8,716	9,064	13,383

Gross profit	9,473	9,212	30,472
Operating expenses:
Sales and marketing (exclusive of $49, $104 and $1,811 for 2003, 2002, and 2001, respectively, reported below as amortization of stock-based compensation)	3,409	9,237	23,286
Research and development (exclusive of $2, $8 and $18 for 2003, 2002, and 2001, respectively, reported below as amortization of stock-based compensation)	2,411	4,230	9,656
General and administrative (exclusive of $0, $54 and $238 for 2003, 2002 and 2001, respectively, reported below as amortization of stock-based compensation)	4,520	4,613	8,528
Amortization of stock-based compensation	58	236	2,124
Amortization of intangible assets	107	—	—
Restructuring and other charges	2,960	2,257	1,827

Total operating expenses	13,465	20,573	45,421

Operating loss	(3,992)	(11,361)	(14,949)

Interest income	303	806	1,844
Interest expense	(15)	(75)	(103)
Other income (expense), net	53	300	(100)

Other income, net	341	1,031	1,641

Loss before income taxes	(3,651)	(10,330)	(13,308)
Income tax expense	—	—	3,492

Net loss	(3,651)	(10,330)	(16,800)
Basic and diluted loss per common share	$(0.45)	$(1.28)	$(2.15)

Weighted average common shares outstanding—basic and diluted	8,163,223	8,064,044	7,811,945
Comprehensive loss:
Net loss	$(3,651)	$(10,330)	$(16,800)
Foreign currency translation adjustment	(12)	23	6

Comprehensive loss	$(3,663)	$(10,307)	$(16,794)

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock
			Additional paid-in capital	Accumulated other comprehensive income	Deferred compensation
	Shares	Amount				Treasury stock	Accumulated deficit	Total
Balance at December 31, 2000	7,647,183	$8	$83,990	$119	$(6,827)	—	$(20,674)	$56,616
Amortization of deferred stock compensation	—	—	—	—	2,124	—	—	2,124
Amortization of deferred board compensation	—	—	405	—	—	—	—	405
Issuance of common stock related to board compensation	838	—	50	—	—	—	—	50
Deferred compensation related to cancelled options	—	—	(666)	—	964	—	—	298
Issuance of common stock upon exercise of stock options	400,284	—	1,739	—	—	—	—	1,739
Foreign currency translation adjustment	—	—	—	6	—	—	—	6
Net loss	—	—	—	—	—	—	(16,800)	(16,800)

Balance at December 31, 2001	8,048,305	8	85,518	125	(3,739)	—	(37,474)	44,438
Amortization of deferred stock compensation	—	—	—	—	236	—	—	236
Amortization of deferred board compensation	—	—	239	—	—	—	—	239
Issuance of common stock related to board compensation	6,411	—	25	—	(25)	—	—	—
Deferred compensation related to cancelled options	—	—	(313)	—	313	—	—	—
Write-off of cancelled warrant	—	—	(2,969)	—	2,969	—	—	—
Issuance of common stock upon exercise of stock options	67,171	—	32	—	—	—	—	32
Treasury stock	(29,064)	—	—	—	—	(117)	—	(117)
Common shares retired	(37)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	23	—	—	—	23
Net loss	—	—	—	—	—	—	(10,330)	(10,330)

Balance at December 31, 2002	8,092,786	8	82,532	148	(246)	(117)	(47,804)	34,521

Amortization of deferred stock compensation	—	—	—	—	58	—	—	58
Deferred compensation related to cancelled options	—	—	(167)	—	167	—	—	—
Issuance of common stock related to board compensation	15,951	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	252,631	—	475	—	—	—	—	475
Payment of dividends	—	—	(20,342)	—	—	—	—	(20,342)
Foreign currency translation adjustment	—	—	—	(12)	—	—	—	(12)
Net loss	—	—	—	—	—	—	(3,651)	(3,651)

Balance at December 31, 2003	8,361,368	$8	$62,498	$136	$(21)	$(117)	$(51,455)	$11,049

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(3,651)	$(10,330)	$(16,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	58	236	2,124
Depreciation and amortization	1,113	1,410	1,302
Provision for doubtful accounts	149	342	110
Deferred income taxes	—	—	3,721
Amortization of deferred compensation	—	239	234
Restructuring and other charges, net of payments	1,173	826	1,248
Changes in operating assets and liabilities, net of effect of acquisition:
Trade accounts receivable	2,169	1,418	2,496
Revenue earned on contracts in progress in excess of billings	—	—	1,534
Other current assets	777	971	(626)
Accounts payable	(947)	(619)	(974)
Billings in excess of revenues earned on contracts in progress	(342)	(67)	(584)
Deferred revenue	(516)	1,509	734
Accrued compensation	(1,028)	(960)	(2,263)
Accrued expenses and other current liabilities	(187)	(853)	(1,467)
Income taxes receivable	—	145	—
Other assets	(402)	277	3

Net cash used in operating activities	(1,634)	(5,456)	(9,208)
Cash flows from investing activities:
Purchases of property and equipment	(187)	(291)	(1,686)
Acquisition of Allegis, net of deal costs	176	—	—
Purchase of other assets	—	—	(685)
Redemptions (purchases) of short-term investments, net	10,367	(10,368)	—

Net cash provided by (used in) investing activities	10,356	(10,659)	(2,371)
Cash flows from financing activities:
Proceeds from exercise of stock options	475	32	1,739
Payment of special dividend	(20,342)	—	—
Purchase of treasury stock	—	(117)	—
Principal payments under capital lease obligations	(626)	(854)	(807)

Net cash provided by (used in) financing activities	(20,493)	(939)	932
Effect of foreign exchange rates on cash and cash equivalents	(12)	23	6

Net decrease in cash and cash equivalents	(11,783)	(17,031)	(10,641)
Cash and cash equivalents at beginning of year	23,646	40,677	51,318

Cash and cash equivalents at end of year	$11,863	$23,646	$40,677

Supplemental disclosures:
Property and equipment acquired under capital leases	$—	$—	$1,654
Interest paid	15	74	99
Income taxes paid	—	70	20

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

        Click Commerce, Inc. (the "Company") is based in Chicago, Illinois and is a provider of sell-side ebusiness software solutions that connect large, global manufacturing, high-technology and financial services companies with their channel partners. Click Commerce software products and supplemental integration, hosting and business consulting services enable companies to effectively manage and engage in collaborative business-to-business interactions throughout their sell-side channels and processes. The solutions offered by the Company use the Internet to enable communication between companies and all participants in the network or chain of distribution that have a password and an Internet browser.

2.    Summary of Significant Accounting Policies

  Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

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

  Cash and Cash Equivalents and Short-term Investments

        The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair market value. Short-term investments are classified as available-for-sale securities and are adjusted to market value.

  Property and Equipment

        Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years. Leased equipment meeting certain criteria is capitalized, and the present value of the related lease payments is recorded as a liability. Equipment held under capital leases is amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life of the asset. Amounts expended for repairs and maintenance are charged to expense as incurred.

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

  Long-term Investments

        The Company has invested $380,000 in a long-term investment fund. Under terms of the investment, the Company has a total commitment of $2.0 million for a pro rata ownership interest of less than 1%. The investment is carried at cost which approximates fair market value.

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

        The Company's software is generally licensed on either a perpetual basis or through a subscription. Revenues related to arrangements with multiple elements are allocated to the individual elements in accordance with EITF Issue No. 00-21 "Revenue Arrangements with Multiple Elements," ("EITF 00-21") based upon verifiable, objective evidence of the fair values of each accounting unit. The Company recognizes software license and other related revenue in accordance with Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition" as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." For those contracts that either do not contain a services component or that have services which are not essential to the functionality of any other element of the contract, software license revenue is recognized upon delivery of the Company's software provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. Revenue from service contracts is typically recognized as the services are performed. The revenue to be recognized from multiple-element software contracts is based on the fair value of each element. The Company records deferred revenue on software contracts for which it has billed or collected amounts, but for which the requirements for revenue recognition have not been met.

        Revenue from contracts in which the Company's services are essential to the functionality of the other elements of the contract is recognized using the percentage-of-completion method under contract accounting as services are performed or output milestones are reached, as the Company delivers, configures and installs the software. The percentage completed is measured either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. For arrangements in which percentage-of-completion accounting is used, the Company records cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress. The timing and amount of cash receipts from customers can vary significantly depending on specific contract terms and can, therefore, have a significant impact on the amount of billings in excess of revenues earned on contracts in progress at the end of any given period.

        Revenue from contracts recognized under the percentage-of-completion method is presented as product revenue to the extent that the underlying milestones are related to software deliveries. To the extent that contract milestones relate to professional services, revenues are presented as service revenues.

        When hours of input are used as the basis for percentage completed, revenues of the arrangement are presented as product revenue based on the percentage of product list price divided by total estimated project list price multiplied by the contract value and are presented as services revenue based on the percentage of estimated services base line hours at list prices divided by total estimated project list price multiplied by the contract value.

        For software subscriptions, the Company applies revenue recognition principles in accordance with the guidance provided by Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." The arrangement fee related to multi-element arrangements should be allocated to the individual elements in accordance with EITF 00-21 based upon verifiable, objective evidence of the fair values of each accounting unit. The Company's arrangements with customers generally include several elements, including (1) strategic consulting services, (2) set-up and software subscription services, and (3) hosting services. Set-up and subscription services are presented as subscription revenues. If the arrangement includes consulting or hosting services, those elements are presented as service and hosting revenue, respectively, based on the individual contracts. Total arrangement revenues and direct costs are deferred until customer acceptance has occurred and the software subscription service begins. Revenues and direct costs are then amortized ratably to revenue and expense over the noncancelable contractual term, which is normally 18 months.

        Maintenance service is sold separately under contracts that are renewable annually and is provided only to customers who purchase maintenance. The Company recognizes maintenance service revenue ratably over the contract period, which is generally one year in length. Maintenance fees are generally billed annually in advance and are recorded as deferred revenue upon billing. The Company also provides hosting services to its customers under separate contracts with terms that are typically 18 months. The Company recognizes hosting services revenues ratably over the contract period, comprising a monthly hosting fee and amortization of a one-time initial hosting services set-up fee that is required at the beginning of a new hosting contract. For software license sales with bundled maintenance and hosting services, the Company applies revenue recognition principles using the residual method. Under the residual method, revenue is recognized for delivered elements when a contractually stipulated annual renewal rate for maintenance is provided in the contract with the customer; provided, however, that collection is deemed probable and the fee is fixed and determinable.

        As part of the sales process, the Company may perform a needs analysis for the potential customer on a fixed fee basis. Revenue from needs analyses is recognized as the work is performed. Training revenue is recognized as the services are provided.

        In accordance with EITF No. 01-14, the Company characterizes the reimbursement of out-of-pocket expenses from its customers as revenue, rather than as a reduction of the related expense in the income statement.

        Cost of product license revenue includes production and shipping expenses, which are expensed as incurred, as well as costs of licensing third party software incorporated into the Company's products. These third party license costs are expensed as the products are delivered.

        Cost of service revenue includes salaries and related expenses for professional services and technical support personnel who provide development, implementation and installation services to customers, as well as an allocation of data processing and overhead costs. Service costs under contracts for which the related services are accounted for as separate accounting units under the accounting rules are expensed as incurred. In situations where the services and software licenses cannot be accounted for as separate accounting units, services are recognized on the percentage-of-completion basis along with the underlying software license. When services are provided for subscription arrangements, the cost of such services are deferred and recognized ratably over the same period as the subscription revenues.

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

        Potentially dilutive stock options and deferred stock related to directors compensation arrangements that were excluded from the loss per share calculation for the years ended December 31, 2003, 2002 and 2001 related to 149,576, 431,371 and 976,445 shares of common stock, respectively. For the years ended December 31, 2002 and 2001, a warrant for 163,645 shares of common stock was also excluded from the calculation of diluted loss per share. In the fourth quarter of 2002, the Company reached an agreement to cancel the warrant.

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

  Financial Instruments

        The reported amounts of the Company's financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, accrued compensation, accrued expenses, and other current liabilities approximate their fair values due to the contractual maturities and short-term nature of these instruments.

  Stock-Based Compensation

        The Company accounts for its stock options in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. The Company continues to apply the provisions of APB 25 and provides the pro forma disclosures required by SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." Accordingly, the Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method and discloses the pro forma effects on earnings had the fair value of the options been expensed. As such, compensation expense would be recorded only if the fair value of the underlying stock exceeded the exercise price on the grant date. Accordingly, no compensation cost has been recognized on stock options for which the exercise price equaled the fair value at the date of grant. With respect to stock options granted at exercise prices less than their deemed fair value, the Company recorded deferred stock-based compensation. Such deferred stock- based compensation is amortized on a straight-line basis over the vesting period of each individual award. The fair value of equity instruments issued to non-employees is amortized and charged to expense over the vesting period of the respective instruments.

        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2003	2002	2001
Expected life, in years	4.0	4.25	4.0
Expected volatility	171%	99%	92%
Risk-free interest rate	3.0%	2.7%	4.2%
Dividend yield	0.0%	0.0%	0.0%

        The Company has applied APB 25 and related interpretations in accounting for its stock options issued under the Amended and Restated Click Commerce Stock Option and Stock Award Plan and the Amended and Restated Directors' Stock Option and Stock Award Plan. Accordingly, no compensation cost has been recognized on stock options for which the exercise price equaled the fair value at the date of grant. Had the Company determined compensation cost based on the method required by SFAS

No. 123, the Company's net loss and net loss per common share for 2003, 2002 and 2001 would approximate the pro forma amounts below:

	2003	2002	2001
	(in thousands, except per share amounts)
Net loss, as reported	$(3,651)	$(10,330)	$(16,800)
Stock-based employee compensation expense included in the determination of net loss as reported, net of related tax effects	58	319	888
Total fair value method employee stock-based compensation expense, net of related tax effects	(1,213)	(3,940)	(7,601)

Pro forma net loss	$(4,806)	$(13,951)	$(23,513)

Basic and diluted loss per share:
As reported	$(0.45)	$(1.28)	$(2.15)
Pro forma	$(0.59)	$(1.73)	$(3.01)

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

  Advertising Expense

        The Company expenses all advertising costs as they are incurred. The Company incurred $0, $0 and $11,000 in advertising expense for the years ended December 31, 2003, 2002 and 2001, respectively.

3.    Business Combination

        On March 27, 2003, the Company completed its acquisition of all of the capital stock of Allegis Corporation ("Allegis"), a privately-held California corporation engaged in licensing partner relationship management software and providing professional implementation services, hosting, and maintenance services related to its software, effective as of March 24, 2003. Results of Allegis' operations have been included in the Company's consolidated financial statements since March 24, 2003. Under the terms and conditions of the Agreement and Plan of Merger, Allegis became a wholly-owned subsidiary of the Company, and the holders of Allegis' preferred stock received cash consideration in the aggregate amount of approximately $10,200. The Company funded the acquisition using available cash on hand. The acquisition of Allegis was expected to broaden the Company's installed base and product offerings and expand its market share within the partner relationship management area, as well as achieve cost savings through elimination of redundant development efforts and administrative functions.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the effective date of the Allegis acquisition. In addition to the $10,200 purchase price, the Company incurred $135,000 of direct expenses related to closing the Allegis acquisition. The opening balances reflecting all purchase price adjustments are presented below.

At December 31, 2003
(in thousands)
Current assets	$3,024
Property and equipment	393
Intangible assets	466
Other assets	274

Total assets acquired	4,157

Current liabilities	3,908
Long-term liabilities	104

Total liabilities assumed	4,012

Net assets acquired	145

        The following unaudited pro forma financial information for the years ended December 31, 2003, 2002 and 2001 presents the consolidated operations of the Company as if the Allegis acquisition had been made on January 1, 2001, after giving effect to certain pro forma adjustments as of the acquisition date. Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" goodwill acquired in transactions completed after June 30, 2001 is not amortized. As the acquisition of Allegis occurred subsequent to that date, these pro forma results do not reflect any goodwill amortization expense. The unaudited pro forma financial information is provided for informational purposes only, should not be construed to be indicative of the Company's consolidated results of operations had the acquisition of Allegis been consummated on this earlier date, and does not project the Company's results of operations for any future period:

	Year Ended December 31,
	2003	2002
	(in thousands, except per share data)
Revenues	$20,182	$29,574
Net loss	(6,410)	(21,604)
Basic and diluted net loss per share	(0.77)	(2.68)

        Intangible assets recorded as a result of the Allegis acquisition total $466,080 and are amortized over an average of 36 months.

4.    Concentrations of Credit Risk

        During the year ended December 31, 2003, one customer accounted for 19%, of the Company's total revenue. During the year ended December 31, 2002, two customers accounted for 16% and 10%, respectively, of the Company's total revenue. During the year ended December 31, 2001, two customers accounted for an aggregate of 24% of the Company's total revenue, each representing approximately 12%.

        As of December 31, 2003, two customers accounted for 18% and 10%, respectively, of the Company's gross trade accounts receivable. As of December 31, 2002, two customers accounted for 26% and 12%, respectively, of the Company's gross trade accounts receivable.

5.    Property and Equipment

        Property and equipment is comprised of the following:

	December 31,
	2003	2002
	(in thousands)
Equipment, furniture and fixtures	$919	$1,553
Leased equipment	1,757	1,779
Computer software	719	1,602
Leasehold improvements	109	154

	3,504	5,088
Less accumulated depreciation and amortization	(2,639)	(2,755)

Net property and equipment	$865	$2,333

        Accumulated amortization related to capitalized leased equipment was $1,732,000 and $1,269,000 as of December 31, 2003 and 2002, respectively.

6.    Restructuring

        In the quarter ended June 30, 2003, the Company continued to execute its restructuring plan following the acquisition of the Allegis acquisition. As part of this plan, certain redundant costs were eliminated. These actions resulted in the termination of approximately 15 employees primarily across the professional services, support and research and development departments. All of these employees were terminated within the second quarter. The Company also consolidated office space and included an additional restructuring charge for the remaining lease payments on the Company's excess office space located in Chicago and Boston. The restructuring costs of $2,356,000 recorded during the first six months of 2003 are detailed below. In the third quarter of 2003, the Company reached a settlement with the landlord for its vacant office space in Chicago that resulted from its consolidation efforts in the second quarter. This agreement resulted in the cancellation of the Company's original lease obligation in exchange for a $900,000 cash payment. As of June 30, 2003, the total cost of this lease was estimated at $1,865,000 and was included in the restructuring charge and accrual recorded during the second quarter. Accordingly, the Company reversed $965,000 of the restructuring accrual in the quarter ended September 30, 2003 as a result of the lease settlement. This reversal amount was netted against restructuring and other charges in the statement of operations for the year ended December 31, 2003.

        As of December 31, 2003, the majority of the Company's restructuring accrual related to remaining lease commitments on excess office space. Due to extended payment terms under these lease agreements, payments against the restructuring charge will be made through the quarter ending December 31, 2005. The following table contains the significant components of the restructuring charge and current year-to-date activity relating to those components.

	Accrual at December 31, 2002	Additional restructuring charges in 2003	Adjustment to previous accrual	2003 cash payments	Balance at December 31, 2003
	(in thousands)
Employee severance, benefits and related costs	$252	$182	$—	$(313)	$121
Facilities related costs	—	2,144	(965)	(1,027)	152
Legal costs and other	30	30	—	(30)	30

Total	$282	$2,356	$(965)	$(1,370)	$303

        In the quarter ended June 30, 2002, the Company determined that its cost structure exceeded the level required by the Company's current near-term revenue opportunities. The Company continued to experience longer sales cycles and higher executive level review and approval processes on capital projects, particularly for technology and e-commerce projects. As a result, the Company developed a plan to reduce its cost structure to a level in line with current revenue opportunities, resulting in a restructuring charge of approximately $821,000. Included in this restructuring plan was the termination of 51 employees across all areas of the Company. All of these employees were notified of their termination by June 30, 2002, and were severed by August 2, 2002. The resulting employee severance and related costs are presented below. The facilities related costs represent the remaining lease payments for closing four regional offices. During the second quarter of 2002, the Company also adjusted the restructuring accrual for items that were recorded as part of the restructuring charge taken in the third quarter of 2001 in the amount of $59,000, primarily for excess subcontractor notice-of-termination costs and employee benefit costs.

        In the quarter ended September 30, 2001, the Company determined that, given then current economic conditions, it was necessary to lower its overall cost structure. The Company had been experiencing longer sales cycles, delayed purchasing decisions and higher executive level review of all capital projects, particularly on technology and e-commerce projects. These factors, along with the effects of the events of September 11, 2001, caused the Company to re-evaluate its near-term growth opportunities and align its cost structure accordingly. As a result, the Company developed a restructuring plan to reduce the Company's cost structure, which resulted in the Company recording a $1,827,000 restructuring charge. As part of the restructuring, the Company terminated approximately 17% of its workforce or approximately 50 personnel across all areas of the Company.

	Accrual at December 31, 2001	Additional restructuring charges in 2002	Adjustment to previous accrual	2002 cash payments	Balance at December 31, 2002
	(in thousands)
Employee severance, benefits and related costs	$849	$720	$(59)	$(1,258)	$252
Facilities related costs	41	42	—	(83)	—
Legal costs and other	60	59	—	(89)	30

Total	$950	$821	$(59)	$(1,430)	$282

        The employee severance and related costs were attributable to personnel who were involuntarily terminated at September 30, 2001, June 30, 2002 and June 30, 2003. Included in the September 30, 2001 employee severance costs was a stock-based, non-cash compensation charge of approximately $298,000, which was related to accelerated vesting under contracts with certain terminated employees.

7.    Impairment of Assets

        In conjunction with its review of redundant cost structures, the Company also recorded a $1,586,000 asset impairment charge during the quarter ended June 30, 2003. This charge related to leasehold improvements associated with the excess office space, a redundant computer system and excess equipment totaling $1,004,000 and the write-off of certain third party licenses related to products that had no projected sales and no plans for further development in the amount of $582,000. The Company also recorded a recovery of $18,000 related to previously impaired assets. This recovery was netted against restructuring and other charges in the statement of operations for the year ended December 31, 2003.

        In conjunction with the restructuring that occurred in the second quarter of 2002, the Company recorded an asset impairment charge of $451,000. The write-down of assets, primarily computer equipment under capital leases, was a direct result of staffing reductions. The fair value of this equipment was deemed to be $0. The Company had no foreseeable use for the assets. The Company was required to either return or purchase the equipment at the then fair market value at the end of the lease term. The Company intends to return this equipment upon expiration of the current lease terms.

        During the fourth quarter of 2002, the Company performed an asset impairment analysis on its third party prepaid licenses and other intangible assets. The Company evaluated the undiscounted future operating cash flows to determine whether these cash flows would be sufficient to recover the carrying value of the related assets. The Company concluded that two of its third party prepaid license agreements had impaired values resulting from diminished maintenance contracts and slow software sales on related products. The Company also determined that an acquired product line, purchased in the third quarter of 2001, had no future value based on its expectation of no future sales and no further plans to develop this product line. Accordingly, the Company recorded an impairment charge of $1,043,000, which is classified as "Restructuring and Other Charges" in the accompanying statement of operations.

8.    Lease Commitments

        The Company is obligated as lessee under certain noncancelable operating leases for equipment, cars and office space, and is also obligated to pay insurance, maintenance and other executory costs associated with the leases. Rent expense, net of sublease rental income, was $651,000, $1,315,000 and $1,863,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum payments under noncancelable lease obligations with initial or remaining terms in excess of one year are as follows as of December 31, 2003, net of estimated sublease rental income:

	Operating leases	Capital leases
	(in thousands)
2004	$467	$70
2005	422	—
2006	200	—
2007	186	—
2008	188	—
Thereafter	257	—

Total minimum lease payments	$1,720	70

Less amount representing interest		(1)

Subtotal		69
Less current portion of capital lease obligations		69

Capital lease obligations, less current portion		$—

9.    Income Taxes

        Income tax expense consists of:

	Current	Deferred	Total
(in thousands)
Year ended December 31, 2003:
U.S. Federal	$—	$—	$—
State	—	—	—
Year ended December 31, 2002:
U.S. Federal	$—	$—	$—
State	—	—	—
Year ended December 31, 2001:
U.S. Federal	$—	$3,050	$3,050
State	—	442	442

        The income tax expense (benefit) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to the loss before income taxes as a result of the following:

	2003	2002	2001
U.S. Federal statutory rate (benefit)	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of Federal income tax	(4.2)	(2.5)	(3.5)
Non-deductible expenses	2.0	1.5	1.1
Stock option compensation	(0.8)	5.6	1.3
Cancellation of warrants	—	6.5	—
Increase in valuation allowance	37.1	23.7	64.2
Other	(0.1)	(0.8)	(2.9)

	0%	0%	26.2%

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2003 and 2002 are presented below:

	2003	2002
	(in thousands)
Deferred tax assets:
Accounts receivable	$126	$68
Accrued compensation expense	269	151
Net operating loss	10,568	10,026
Depreciation	33	20
Restructuring reserve	565	—
Other	833	722

Gross deferred tax assets	12,394	10,987
Valuation allowance	(12,394)	(10,987)

Net deferred tax assets	$—	$—

        At December 31, 2003, the Company had gross net operating losses of approximately $27.7 million, which begin to expire in 2020. At December 31, 2003, the Company had research and experimentation credits of approximately $337,000, which are available to offset taxable income after application of available net operating loss carryforwards through 2020.

        In assessing the realizablility of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Prior to 2001, management believed that it was more likely than not that the Company would realize the benefits of its deferred tax assets and, therefore, a valuation allowance was not established. Although future taxable income of the Company may be sufficient to utilize a substantial amount of the benefits of the Company's net operating loss carryforwards and to realize its deferred tax assets, a valuation allowance was recorded in 2001 to completely offset the carrying value of the deferred tax assets as management had concluded that the realization of the deferred tax assets did not meet the "more likely than not" criteria under SFAS No. 109. The Company recorded an additional valuation allowance of $1,407,000 in 2003 and $2,449,000 in 2002. The Company's tax valuation allowance was $12,394,000 and $10,987,000 at December 31, 2003 and 2002, respectively.

10.    Shareholders' Equity

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

11.    Employee and Director Stock Option and Stock Award Plans

        In October 1998, the Company's Board of Directors adopted the Click Commerce, Inc. Stock Option and Stock Award Plan ("the Employee Plan"), pursuant to which the Board may grant stock options and stock appreciation rights to officers and key employees. The Employee Plan originally authorized grants of options to purchase up to 899,502 shares of authorized common stock. On February 14, 2000, the Board of Directors approved an amendment to the Employee Plan, which increased the number of options available for grant to 986,168. Pursuant to the Employee Plan, which allows for an adjustment of the number of options available for grant upon changes in capitalization, the number of options authorized for grant was subsequently increased to 1,556,169 in contemplation of the Company's IPO. Stock options are granted at an exercise price equal to the stock's fair value at the date of grant. All stock options have ten-year terms and generally vest over three to five years from the date of grant. At December 31, 2003, there were 287,381 shares reserved for grant under the Employee Plan. Stock options outstanding as of December 31, 2003 include options to purchase up to 679,308 shares of common stock, which have been granted to individuals under option agreements from the Employee Plan.

        The Company's Directors' Stock Option and Stock Award Plan (the "Directors' Plan") provides for the grant of non-qualified stock options and stock awards to non-employee directors. The Directors' Plan provides for the issuance of up to 600,000 shares of common stock. Beginning in 2000 and for each subsequent year, non-employee directors are automatically granted an option to purchase 10,000 shares of the Company's common stock on the date of each annual shareholders' meeting. Stock options are granted at an exercise price equal to the stock's fair value at the date of grant. All stock options have ten-year terms and generally vest six months from the date of grant. At December 31, 2003, there were 443,825 shares reserved for future issuance of common stock. Stock options outstanding and deferred shares of common stock at December 31, 2003 total to 313,258 shares of common stock. Non-employee directors of the Company may also receive an automatic grant each year of shares of the Company's common stock equal in value to $25,000 based on the fair market value of the common stock on the date of grant. A non-employee director who serves as the chairperson of the Audit Committee will also receive an additional automatic grant each year of shares of the Company's common stock equal in value to $10,000, based on the fair market value of the common stock on the date of the grant. Non-employee directors who serve as the chairperson of the Compensation Committee and the Governance Committee each receive an additional automatic grant each year of shares of the Company's common stock equal in value to $5,000, based on the fair market value of the common stock on the date of the grant. In 2003, these amounts were paid in cash instead of stock. Directors have the ability to defer the receipt of stock until the earlier of the date that they rescind their deferral or the end of their service on the Company's Board of Directors.

        Stock option transactions are summarized as follows:

	December 31,
	2003		2002		2001
	Number of shares	Weighted average exercise prices	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise prices
Outstanding at beginning of year	431,371	$32.73	1,183,186	$33.80	1,296,529	$33.25
Granted	960,675	1.91	185,798	6.58	722,040	38.70
Exercised	(268,582)	1.76	(73,582)	0.44	(400,307)	4.35
Cancelled	(312,898)	26.95	(864,031)	31.89	(435,076)	67.45

Outstanding at end of year	810,566	$8.58	431,371	$32.73	1,183,186	$33.80

Options exercisable at end of year	177,078	$25.90	272,026	$28.85	411,449	$27.70

Weighted average per share fair value of options granted during the year	$1.76		$6.04		$27.85

	Options Outstanding			Options Exercisable
Exercise Prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise prices
$ 0.000 - $ 3.000	651,988	9.4 Years	$1.80	59,338	$0.86
$ 3.001 - $ 10.000	60,401	8.4	3.80	42,300	3.84
$ 10.001 - $ 25.000	9,501	8.0	14.46	3,120	14.92
$ 25.001 - $ 50.000	47,710	6.7	38.54	38,029	39.95
$ 50.001 - $ 75.000	27,066	7.1	66.30	25,191	67.18
$ 75.001 - $100.000	1,000	7.1	86.35	500	86.35
$100.001 - $125.000	7,900	7.0	100.70	5,425	109.58
$125.001 - $150.000	2,500	6.6	143.36	1,875	143.36
$150.001 - $175.000	2,500	7.1	158.05	1,250	158.08

	810,566			177,078

12.    Credit Facility

        As part of the Allegis acquisition, the Company assumed a letter of credit securing an office space lease in San Francisco. The letter of credit expires on September 30, 2005 and currently has a balance of $170,000. The Company also has an outstanding letter of credit for an original amount of approximately $821,000 in connection with an insurance premium finance agreement. The letter of credit declines on a monthly basis, beginning in November 2003, until it expires on September 24, 2004. As of December 31, 2003, the obligations related to the letter of credit were $494,000. These letters of credit were previously secured by the Company's line of credit that expired on March 31, 2003. Beginning April 1, 2003, the Company secured these letters of credit with cash funds that are being maintained in a separate account held by the respective financial institutions, of which $170,000 is considered restricted.

13.    Retirement Savings Plan

        The Company's employees participate in the Administaff of Texas, Inc. 401(k) plan (the "401(k) Plan") that covers substantially all employees. The 401(k) Plan provides for discretionary contributions by the Company based on a percentage of participant compensation, subject to limitations imposed by applicable government regulations. Amounts contributed to the 401(k) Plan by the Company in 2003, 2002 and 2001 were $0, $208,000 and $245,000, respectively.

14.    Related-party Transactions

        Michael W. Ferro, Jr., the Company's founder and chief executive officer, is also the founder, a director and majority shareholder of WarrantyCheck.com, Inc. ("WarrantyCheck"). During 2003, 2002 and 2001, the Company also incurred third party contractor costs to Warranty Check of $100,000, $415,000 and $657,000, respectively. In 2001, the Company purchased $50,000, in computers and equipment from WarrantyCheck.

        An individual who was the corporate secretary through May 2, 2003 and a shareholder of the Company is associated with law firms that have rendered various legal services to the Company. For the years ended December 31, 2003, 2002 and 2001, the Company incurred legal expenses with those firms of approximately $192,000, $237,000 and $284,000, respectively, during the period the individual served as a corporate secretary. During 2001, the Company also granted 3,000 options to this individual for non-legal services as the corporate secretary. The options were priced at $30.20, which was the fair value of the Company's stock on the date of grant, and became fully vested by December 31, 2001.

        During 2002, the Company entered into a software license purchase agreement with a customer whose Chairman and Chief Executive Officer also serves as a director of the Company. Revenues earned by the Company for software and implementation services totaled $474,000 in 2002. In 2003, the Company entered into a sublease with the customer for a fractional share of a sporting venue skybox. Amounts paid in 2003 under this agreement totaled approximately $39,000.

        During 2001, the Company incurred $239,000 in research advisory expenses from a company in which one of the Company's former directors serves as chairman emeritus of the board of directors. This person did not serve as a director in 2002 or 2003.

        During 2002 and 2001, the Company co-sponsored several seminars with a company in which one of the Company's former directors serves as president. For the years ended December 31, 2002 and 2001, the Company incurred expenses of approximately $25,000 and $229,000, respectively, related to these seminars.

        During 2001, the Company incurred $1,791,000 in expenses for consulting, sub-contracting and other services from a company in which one of the Company's former directors serves as a global managing partner. This person's service as a director ended in May 2002.

        During 2001, the Company agreed to provide one of its shareholders with an early partial release of the market standoff agreement the shareholder had entered into with the Company in consideration for the shareholder entering into a software license purchase agreement under which the shareholder made payments totaling $1,750,000 to the Company.

        During 2001, the Company entered into a software reseller agreement with a company (the "reseller") pursuant to which the reseller purchased licenses from the Company in the aggregate amount of $500,000. One of the Company's former directors is a managing director of a venture fund that beneficially owns, in the aggregate, approximately 11% of the capital stock of the reseller. In addition, an individual who served as a director and officer of the Company held options to acquire shares of the reseller.

15.    Quarterly Results of Operations (Unaudited)

        The following table sets forth the Company's unaudited quarterly operating results for the eight quarters ended December 31, 2003, as well as that data expressed as a percentage of total revenue for each quarter. This information has been derived from the Company's condensed consolidated unaudited financial statements which have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of such information. Historical quarterly operating results are not indicative of results to be achieved in succeeding quarters or years and should not be relied upon as an indication of future performance.

	Three months ended
	Dec. 31, 2003	Sep. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sep. 30, 2002	June 30, 2002	Mar. 31, 2002
	(in thousands) (unaudited)
Revenue	$5,145	$5,041	$5,079	$2,924	$4,031	$3,486	$5,422	$5,337
Cost of revenues(a)	2,111	2,266	2,672	1,667	2,007	2,142	2,690	2,225

Gross profit	3,034	2,775	2,407	1,257	2,024	1,344	2,732	3,112
Operating expenses:
Sales and marketing(a)	901	676	1,225	607	1,154	1,488	2,609	3,986
Research and development(a)	483	587	887	454	464	880	1,320	1,566
General and administrative(a)	783	891	1,714	1,132	974	963	985	1,691
Amortization of stock-based compensation	7	8	8	35	(961)	385	400	412
Amortization of intangible assets	40	40	28	—	—	—	—	—
Restructuring and other charges(recoveries)	—	(983)	3,942	—	1,044	—	1,213	—

Total operating expenses	2,214	1,219	7,804	2,228	2,675	3,716	6,527	7,655

Operating income (loss)	820	1,556	(5,397)	(971)	(651)	(2,372)	(3,795)	(4,543)

Other income, net	22	19	165	135	455	173	232	171
Net income (loss)	$842	$1,575	$(5,232)	$(836)	$(196)	$(2,199)	$(3,563)	$(4,372)

	Three months ended as a percentage of total revenue
	Dec. 31, 2003	Sep. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sep. 30, 2002	June 30, 2002	Mar. 31, 2002
	(unaudited)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue(a)	41.0	45.0	52.6	57.0	49.8	61.4	49.6	41.7

Gross profit	59.0	55.0	47.4	43.0	50.2	38.6	50.4	58.3
Operating expenses:
Sales and marketing(a)	17.5	13.4	24.1	20.8	28.6	42.7	48.1	74.7
Research and development(a)	9.4	11.6	17.5	15.5	11.5	25.3	24.3	29.3
General and administrative(a)	15.2	17.7	33.7	38.7	24.2	27.6	18.2	31.7
Amortization of stock-based compensation	0.1	0.2	0.2	1.2	(23.8)	11.0	7.4	7.7
Amortization of intangible assets	0.8	0.8	0.6	—	—	—	—	—
Restructuring and other charges (recoveries)	—	(19.5)	77.6	—	25.9	—	22.4	—

Total operating expenses	43.0	24.2	153.7	76.2	66.4	106.6	120.4	143.4

Operating income (loss)	16.0	30.8	(106.3)	(33.2)	(16.2)	(68.0)	(70.0)	(85.1)

Other income, net	0.4	0.4	3.3	4.6	11.3	4.9	4.3	3.2
Net income (loss)	16.4%	31.2%	(103.0)%	(28.6)%	(4.9)%	(63.1)%	(65.7)%	(81.9)%

(a)
Excludes amortization of stock-based compensation presented in a separate caption.

16.    Subsequent Event

       On March 17, 2004, The Company entered into a definitive agreement to acquire the operating assets of Webridge, Inc. ("Webridge"), an extranet portal software company based in Portland, Oregon. The Webridge operating assets will be acquired for approximately 600,000 shares of Company common stock subject to certain working capital adjustments to be determined at the closing date of the transaction. The acquisition is expected to be completed by the end of April subject to a number of conditions, including approval of the stockholders of Webridge, Inc., receipt of regulatory approval from the Oregon Division of Finance and Corporate Securities, and certain other customary conditions. Webridge offers configurable web-based process and compliance automation and partner collaboration systems for the medical research and healthcare markets. The acquisition of Webridge will extend Click Commerce's presence into the healthcare market and add content and compliance management to its product offering.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Click Commerce, Inc.:

        Under date of February 11, 2004 (except for Note 16, which is as of March 18, 2004), we reported on the consolidated balance sheets of Click Commerce, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II. This financial statement schedule is the responsibility of Click Commerce, Inc.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois February 11, 2004

CLICK COMMERCE, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Beginning Balance	Bad Debt Expense	Write-Offs	Ending Balance
	(in thousands)
Year ended December 31, 2003	$175	149	(1)	$323
Year ended December 31, 2002	$136	342	(303)	$175
Year ended December 31, 2001	$118	110	(92)	$136
Valuation Allowance for Deferred Tax Assets	Beginning Balance	Additions	Ending Balance
	(in thousands)
Year ended December 31, 2003	$10,987	1,407	$12,394
Year ended December 31, 2002	$8,538	2,449	$10,987
Year ended December 31, 2001	$—	8,538	$8,538

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
  Item 8. Consolidated Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEPENDENT AUDITORS' REPORT
CLICK COMMERCE, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
CLICK COMMERCE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Dollars in thousands, except per share data)
CLICK COMMERCE, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Dollars in thousands)
CLICK COMMERCE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
CLICK COMMERCE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
CLICK COMMERCE, INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS