Form 10-Q
period 2004-03-31
CLICK COMMERCE INC
filed 2004-05-17
CIK 1107050

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
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

        As of May 14, 2004, there were 9,007,946 shares of the registrant's common shares outstanding.

CLICK COMMERCE, INC.
INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$11,557	$11,863
Trade accounts receivable, net	5,791	4,628
Prepaids and other current assets	538	820

Total current assets	17,886	17,311
Property and equipment, net	814	865
Restricted cash	170	170
Intangible assets	319	359
Other assets	546	489

Total assets	$19,735	$19,194

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$542	$400
Billings in excess of revenues earned on contracts in progress	28	33
Deferred revenue	4,308	4,785
Accrued compensation	971	1,016
Accrued expenses and other current liabilities	1,855	1,832

Total current liabilities	7,704	8,066
Other liabilities	61	79

Total liabilities	7,765	8,145

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 8,420,707 and 8,390,432 shares issued; 8,391,643 and 8,361,368 shares outstanding	8	8
Additional paid-in capital	62,555	62,498
Accumulated other comprehensive income	141	136
Deferred compensation	(13)	(21)
Treasury stock, at cost—29,064 shares	(117)	(117)
Accumulated deficit	(50,604)	(51,455)

Total shareholders' equity	11,970	11,049

Total liabilities and shareholders' equity	$19,735	$19,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2004	2003
Revenues:
Product:
Product license	$644	$179
Subscription	568	—

Total product	1,212	179

Service:
Maintenance and hosting	1,728	1,470
Consulting and implementation service	2,332	1,275

Total service	4,060	2,745

Total revenues	5,272	2,924

Cost of revenues:
Product	43	77
Service (exclusive of $2 and $2 for the three months ended March 31, 2004 and 2003, respectively, reported below as amortization of stock-based compensation)	2,424	1,590

Total cost of revenues	2,467	1,667

Gross profit	2,805	1,257
Operating expenses:
Sales and marketing (exclusive of $6 and $31 for the three months ended March 31, 2004 and 2003, respectively, reported below as amortization of stock-based compensation)	598	607
Research and development (exclusive of $0 and $2 for the three months ended March 31, 2004 and 2003, respectively, reported below as amortization of stock-based compensation)	411	454
General and administrative	915	1,132
Amortization of stock-based compensation	8	35
Amortization of intangible assets	40	—

Total operating expenses	1,972	2,228

Operating income (loss)	833	(971)

Interest income	19	142
Interest expense	(1)	(7)

Other income, net	18	135

Income (loss) before income taxes	851	(836)
Income tax expense (benefit)	—	—

Net income (loss)	$851	$(836)

Basic net income (loss) per common share	$0.10	$(0.10)

Diluted net income (loss) per common share	$0.10	$(0.10)

Weighted average common shares outstanding—basic	8,391,143	8,092,786
Weighted average common shares outstanding—diluted	8,863,265	8,092,786
Comprehensive income (loss):
Net income (loss)	$851	$(836)
Foreign currency translation adjustment	5	(9)

Comprehensive income (loss)	$856	$(845)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$851	$(836)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of stock-based compensation	8	35
Depreciation and amortization	171	299
Provision for doubtful accounts	60	30
Changes in operating assets and liabilities, net of effect of acquisition:
Trade accounts receivable	(1,223)	1,884
Prepaids and other current assets	282	21
Accounts payable	142	(22)
Billings in excess of revenues earned on contracts in progress	(5)	(376)
Deferred revenue	(477)	339
Accrued compensation	(45)	33
Accrued expenses and other current liabilities	71	(21)
Other assets	(57)	(2)

Net cash provided by (used in) operating activities	(222)	1,384
Cash flows from investing activities:
Purchases of property and equipment	(81)	—
Acquisition of Allegis net of deal costs	—	176
Purchases of short-term investments, net	—	(58)

Net cash provided by (used in) investing activities	(81)	118
Cash flows from financing activities:
Proceeds from exercise of stock options	58	—
Principal payments under capital lease obligations	(66)	(197)

Net cash used in financing activities	(8)	(197)
Effect of foreign exchange rates on cash and cash equivalents	5	(9)

Net increase (decrease) in cash and cash equivalents	(306)	1,296
Cash and cash equivalents at beginning of period	11,863	23,646

Cash and cash equivalents at end of period	$11,557	$24,942

Supplemental disclosures:
Interest paid	$—	$7
Income taxes paid	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements include the accounts of Click Commerce, Inc. and its wholly-owned subsidiaries ("Click Commerce" or the "Company") and reflect all adjustments (which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the Securities and Exchange Commission's rules and regulations. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K and other documents that have been filed with the Securities and Exchange Commission.

        Certain prior year amounts have been reclassified to conform to the 2004 presentation.

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

        For software subscriptions, the Company applies revenue recognition principles in accordance with the guidance provided by Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." The arrangement fee related to multi-element arrangements is allocated to the individual elements in accordance with EITF 00-21 based upon verifiable, objective evidence of the fair values of each accounting unit. The Company's arrangements with customers generally include several elements, including (1) strategic consulting services, (2) set-up and software subscription services, and (3) hosting services. Set-up and subscription services are presented as subscription revenues. If the arrangement includes consulting or hosting services, those elements are presented as service and hosting revenue, respectively, based on the individual contracts. Total arrangement revenues and direct costs are deferred until customer acceptance has occurred and the software subscription service begins. Revenues and direct costs are then amortized ratably to revenue and expense over the noncancelable contractual term, which typically is 18 to 24 months.

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

        Cost of product revenue includes production and shipping expenses, which are expensed as incurred, as well as costs of licensing third party software incorporated into the Company's products. These third party license costs are expensed as the products are delivered.

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

Stock-Based Compensation

        The Company accounts for its stock options in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations. The Company continues to apply the provisions of APB 25 and provides the pro forma disclosures required by SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." Accordingly, the Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and discloses the pro forma effects on earnings had the fair value of the options been expensed. As such, compensation expense would be recorded only if the fair value of the underlying stock exceeded the exercise price on the grant date. Accordingly, no compensation cost has been recognized on stock options for which the exercise price equaled the fair value at the date of grant. With respect to stock options granted at exercise prices less than their deemed fair value, the Company recorded deferred stock-based compensation. Such deferred stock-based compensation is amortized on a straight-line basis over the vesting period of each individual award. The fair value of equity instruments issued to non-employees is amortized and charged to expense over the vesting period of the respective instruments.

        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for the three months ended March 31, 2004 and 2003, respectively: expected life of 4 years for each period; expected volatility of 78% and 147%; risk-free interest rate of 3% and 3%; and 0% dividend yield for each period.

        The Company has applied APB No. 25 and related interpretations in accounting for the Click Commerce, Inc. Stock Option and Stock Award Plan and the Directors' Stock Option and Stock Award Plan. Accordingly, no compensation cost has been recognized on stock options for which the exercise price equaled the fair value at the date of grant. Had the Company determined compensation cost based on the method required by SFAS No. 123, the Company's net income (loss) and net income

(loss) per common share for the three months ended March 31, 2004 and 2003 would approximate the pro forma amounts below:

	Three months ended March 31,
	2004	2003
	(in thousands, except per share data)
Net income (loss), as reported	$851	$(836)
Stock-based employee compensation expense included in the determination of net income (loss) as reported	8	35
Total fair value method employee stock-based compensation expense	(268)	(379)

Pro forma net income (loss)	$591	$(1,180)

Basic income (loss) per share:
As reported	$0.10	$(0.10)
Pro forma	$0.07	$(0.15)
Diluted income (loss) per share:
As reported	$0.10	$(0.10)
Pro forma	$0.07	$(0.15)

3.     NET INCOME (LOSS) PER SHARE

        Net income (loss) per share was computed as follows:

	Three months ended March 31,
	2004	2003
	(in thousands, except per share amounts)
Basic income (loss) per share:
Net income (loss)	$851	$(836)
Weighted average common shares outstanding	8,391	8,093
Per share amount	$0.10	$(0.10)
Diluted income (loss) per share:
Net income (loss)	$851	$(836)
Weighted average common shares outstanding	8,391	8,093
Add: Effect of dilutive securities—stock options	472	—

Diluted weighted average and equivalent shares outstanding	8,863	8,093
Per share amount	$0.10	$(0.10)

        For the three months ended March 31, 2004 and 2003, 101,177 and 590,582 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

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

        The following unaudited pro forma financial information for the three months ended March 31, 2003 presents the consolidated operations of the Company as if the acquisition had been made on January 1, 2003, after giving effect to certain adjustments for the pro forma acquisition as of the acquisition date. The unaudited pro forma financial information is provided for informational purposes only, should not be construed to be indicative of the Company's consolidated results of operations had the acquisition of Allegis been consummated on this earlier date, and do not project the Company's results of operations for any future period:

Three months ended March 31, 2003
(in thousands, except per share data)
Revenues	$4,917
Net loss	(3,596)
Basic and diluted net loss per share	(0.44)

        Intangible assets recorded as a result of the Allegis acquisition total $466,080 and are amortized over an average of 36 months. In the three months ended March 31, 2004, the Company amortized approximately $40,000 related to the intangible assets.

5.     STOCK-BASED COMPENSATION

        Prior to its initial public offering in 2000, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4,636,000. Such deferred compensation is amortized on a straight-line basis over the vesting period of each individual award, resulting in $8,000 and $35,000 of stock-based compensation expense for the three months ended March 31, 2004 and 2003, respectively.

6.     RESTRUCTURING

        During the second quarter of 2003, the Company continued to execute its restructuring plan following the Allegis acquisition. As part of this plan, certain redundant costs were eliminated. These actions resulted in the termination of approximately 15 employees primarily across the professional services, support and research and development departments. All of these employees were terminated in the second quarter of 2003. The Company also consolidated office space and included an additional restructuring charge for the remaining lease payments on the Company's excess office space located in Chicago and Boston. The restructuring costs of $2,356,000 recorded during the first six months of 2003 are detailed below. In the third quarter of 2003, the Company reached a settlement with the landlord for its vacant office space in Chicago that resulted from its consolidation efforts in the second quarter. This agreement resulted in the cancellation of the Company's original lease obligation in exchange for a $900,000 cash payment. As of June 30, 2003, the total cost of this lease was estimated at $1,865,000 and was included in the restructuring charge and accrual recorded during the second quarter. Accordingly, the Company reversed $965,000 of the restructuring accrual in the quarter ended September 30, 2003 as a result of the lease settlement as well as $18,000 related to recoveries of restructured assets.

        In conjunction with a review of its cost structures, the Company also recorded a $1,586,000 asset impairment charge during the quarter ended June 30, 2003. This charge related to leasehold improvements associated with the excess office leases, a redundant computer system and excess equipment totaling $1,004,000 and the write-off of certain third party software licenses related to products that had no projected sales and no plans for further development in the amount of $582,000.

        As of March 31, 2004, the Company's restructuring accrual related to final wage tax settlements in Europe and remaining lease commitments on excess office space resulting from the restructuring that occurred in the second quarter of 2003. Due to extended payment terms under these lease agreements, payments against the restructuring accrual will be made through the quarter ending December 31, 2005. The following table contains the significant components of the restructuring charge and current year-to-date activity relating to those components.

	Accrual at December 31, 2003	2004 YTD cash payments	Balance at March 31, 2004
	(in thousands)
Employee severance, benefits and related costs	$121	—	$121
Facilities related costs	152	(18)	134
Legal costs and other	30	—	30

Total	$303	$(18)	$285

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

8.     SUBSEQUENT EVENT

        On April 21, 2004, the Company completed its acquisition of the operating assets of Webridge, Inc. ("Webridge"), a privately-held Delaware corporation based in Beaverton, Oregon. Pursuant to the Asset Purchase Agreement, dated as of March 17, 2004 and amended March 30, 2004, by and among the Company, Click West Coast Corp., a wholly-owned subsidiary of the Company incorporated in Delaware, Click-Webridge, Inc., a newly-formed indirect, wholly-owned subsidiary of the Company incorporated in Delaware, and Webridge, Inc. (the "Purchase Agreement"), Click-Webridge, Inc. purchased substantially all of the operating assets of Webridge. The Company acquired the operating assets of Webridge, Inc., based on a valuation of Webridge as a going-concern, for consideration consisting of 615,303 shares of Click Commerce, Inc. common stock, including certain shares used for working capital adjustments.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes elsewhere in this quarterly report.

Overview

        Click Commerce, Inc. ("Click Commerce" or the "Company") provides sell-side ebusiness software solutions that connect large, global manufacturing, high-technology and financial services companies with their channel partners. The Company's software products and supplemental integration, hosting and business consulting services enable companies to effectively manage and engage in collaborative business-to-business interactions throughout their sell-side channels and processes. The solutions the Company offers use the Internet to enable communication between companies and all participants in the network or chain of distribution who have a password and an Internet browser.

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

        Effective as of March 24, 2003, the Company acquired Allegis Corporation ("Allegis"), a privately-held California corporation engaged in licensing partner relationship management software and providing professional implementation services, hosting, and maintenance services related to its software. Results of Allegis' operations have been included in the Company's consolidated financial statements since March 24, 2003. Allegis, a wholly-owned subsidiary of the Company, broadened the Company's installed base and product offerings and expanded its market share within the partner relationship management area especially in the high technology and financial services verticals. Allegis contributed revenues related to hosting and license subscriptions as well as adding additional software license, maintenance and professional services revenues to the consolidated results. Prior to the Allegis acquisition, the Company did not sell hosting and license subscriptions. However, as a result of the integration of Allegis personnel and products, the common business problems the Company solves and the common management team, the Company has presented the business overview and results of Click Commerce and Allegis on a consolidated basis.

        The Company has focused its efforts in 2003 and the first quarter of 2004 on achieving and maintaining profitability. In the second half of 2003 and the first quarter of 2004, the Company reported profits of approximately $2.4 million and $851,000, respectively. The Company's goal of continuing to maintain profitable operations remains a primary focus of management. The Company plans to continue investing in developing new and improved product offerings and in increasing the exposure of the Company's products and services through its targeted marketing programs. The Company believes that each investment must be prudently made and justified by the expected return on such investment. The Company recently announced the completion of the acquisition of substantially all the operating assets of Webridge, Inc. ("Webridge") on April 21, 2004. The acquisition of Webridge is expected to add content and compliance management to its product offerings and extend the Company's presence into the healthcare market. Results of Webridge will be included with those of the Company beginning after the April 21, 2004 acquisition date.

        The Company offers several licensing and service options for its software products. Customers can either purchase a perpetual software license or enter into a subscription license contract. Customers may also choose to use the Company's hosting services for their software license or install the software on servers within their own internal environment. Subscription licenses are only available to customers who also use the Company's hosting services.

        Perpetual license revenues and professional services are typically recognized as the software or service is delivered and do not provide a contractual, predictable future revenue stream. The recurring revenue opportunities come from subscriptions or maintenance and hosting services. While the Company may have better visibility of future revenue from subscription licenses, its customers make the final decision on the form of their software license. The Company encourages all of its customers to use its hosting services.

        The Company depends on several factors to increase revenue and maintain profitability: adding new customers, maintaining its current base of subscription, hosting and maintenance revenues, and improving the gross margins of its professional services. Adding new customers is the primary responsibility of the sales department. Maintaining the other revenue streams is the responsibility of the professional services department. The Company has developed compensation structures for these departments that it believes provide appropriate incentives for achievement of their respective goals.

        The Company's revenue is principally derived from sales of perpetual licenses or subscriptions to its software. The Click Commerce software suite consists of the Partner Portal platform and eighteen business applications. The Company also recognizes revenue from services, including business consulting, implementation, maintenance, training and managed hosting services.

        Cost of product revenues includes production and shipping expenses, which are expensed as incurred, as well as costs of licensing third party software incorporated into or required by the Company's products. These third party license costs are expensed as the products are delivered on perpetual licenses or subscriptions or as maintenance to the extent that the third party license costs relate to those product offerings. Cost of service revenues include salaries and related expenses for professional services and technical support personnel who provide implementation services, maintenance and hosting services, as well as an allocation of data processing and overhead costs which are expensed as incurred.

        Operating expenses are classified into five general categories: sales and marketing, research and development, general and administrative, amortization of stock-based compensation and amortization of intangible assets. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for executive management, finance and administrative employees, legal and accounting services, and corporate liability insurance. Amortization of stock-based compensation represents the amortization over the related vesting period of the difference between the exercise price of certain options granted prior to the Company's initial public offering and the deemed fair market value of the underlying common stock on the date of grant. Amortization of intangible assets represents amortization expense for certain customer relationships with finite useful lives, which was recorded in connection with the acquisition of Allegis Corporation during the first quarter of 2003.

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

Critical Accounting Policies

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, the Company makes certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company's critical accounting policies include revenue recognition and any resulting deferral of revenues and related costs, the estimation of credit losses on accounts receivable and the valuation of deferred tax assets. For a discussion of these critical accounting policies, see "Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

Results of Operations

        The following table sets forth selected unaudited financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three Months Ended March 31,
	2004		2003
	in 000's	% of Revenue	in 000's	% of Revenue
Revenues
Product
Product license	$644	12.2%	$179	6.1%
Subscription	568	10.8	—	—

Total product	1,212	23.0	179	6.1

Service
Maintenance and hosting	1,728	32.8%	1,470	50.3%
Consulting and implementation service	2,332	44.2	1,275	43.6

Total service	4,060	77.0	2,745	93.9

Total revenues	5,272	100	2,924	100
Cost of revenues
Product	43	0.8	77	2.6
Service (a)	2,424	46.0	1,590	54.4

Total cost of revenues	2,467	46.8	1,667	57.0

Gross profit	2,805	53.2	1,257	43.0
Operating expenses:
Sales and marketing (a)	598	11.3	607	20.8
Research and development(a)	411	7.8	454	15.5
General and administrative	915	17.4	1,132	38.7
Amortization of stock-based compensation	8	0.2	35	1.2
Amortization of intangible assets	40	0.7	—	—

Total operating expenses	1,972	37.4	2,228	76.2

Operating income (loss)	$833	15.8%	$(971)	(33.2)%

(a)
Exclusive of amortization of stock-based compensation presented as a separate caption.

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003

  Revenue

        Total revenue increased approximately $2.3 million, or 80.3%, to $5.3 million for the three months ended March 31, 2004 from $2.9 million for the three months ended March 31, 2003. Product license revenue consists of revenue from separate product-only agreements and from agreements accounted for under a percentage-of-completion basis using product-related milestones. Product license revenue increased by $0.5 million, or 259.8%, due to an increase in the number of new contracts and the level of add-on software sales to existing customers. The Company recorded $0.6 million of subscription revenue during the first quarter of 2004 as a result of the Allegis acquisition. No subscription revenue was recorded during the first quarter of 2003. Maintenance and hosting revenue increased approximately $0.3 million, or 17.6%, to $1.7 million for the quarter ended March 31, 2004, from $1.5 million for the quarter ended March 31, 2003. The increase was primarily attributable to the additional maintenance contracts resulting from the Allegis acquisition. Consulting and implementation service revenue, comprised of fees related to time and materials service contracts, training and needs analyses, as well as agreements accounted for under a percentage-of-completion basis using hours of input or milestones that specifically related to integration and implementation services, increased by $1.1 million, or 82.9%, over the prior-year quarter. This increase was primarily attributable to the addition of new and recurring time and material contracts with the expanded customer base as a result of the Allegis acquisition. In any period, service revenue from time and material contracts is dependent on, among other things, license transactions closed during the current and preceding periods and customer decisions regarding implementation of licensed software.

  Cost of Revenue

        Total cost of revenue increased approximately $0.8 million, or 48.0%, to $2.5 million for the three months ended March 31, 2004 compared to $1.7 million for the three months ended March 31, 2003. This cost of revenue increase was due primarily to employee compensation and related costs due to an increase in project management personnel resulting from the Allegis acquisition. Cost of product revenue decreased by $34,000, or 44.2%, to $43,000 due to lower royalty fees for licensed third party software that is embedded in the Company's products or incorporated in the Company's product offerings, as well as lower amortization of product packaging and other product costs. Total cost of service revenue increased approximately $0.8 million, or 52.5%, to $2.4 million for the quarter ended March 31, 2004 compared to $1.6 million for the quarter ended March 31, 2003 due primarily to the increase in service personnel headcount and corresponding higher service revenue during the period as a result of the Allegis acquisition. Gross profit margins increased to 53.2% for the three months ended March 31, 2004, compared to 43.0% for the three months ended March 31, 2003. The gross margin increase is due to a higher percentage of revenue generated by product licensing offset by lower service margins. The service margins decreased during the first quarter of 2004 as compared to the same period in 2003 due to a higher mix of consulting and implementation services verses hosting and maintenance revenue in the three months ended March 31, 2004 than the prior year.

  Operating Expenses

        Sales and Marketing.    Sales and marketing expenses remained relatively flat at $0.6 million for the first quarter of 2004, as compared to the first quarter of 2003. Although the Company decreased its discretionary marketing spending during the three months ended March 31, 2004, it incurred higher sales expenses associated with the additional product and service offerings from the Allegis acquisition.

        Research and Development.    Research and development expenses decreased by approximately $43,000, or 9.5%, to $0.4 million for the three months ended March 31, 2004, compared to $0.5 million for the prior year three-month period. This decrease was primarily attributable to lower third party contractor costs and a reduction in salaries due to lower headcount. To date, all software development costs have been expensed as incurred.

        General and Administrative.    General and administrative expenses decreased by approximately $0.2 million, or 19.2%, to $0.9 million for the three months ended March 31, 2004 from $1.1 million for the three months ended March 31, 2003. This decrease was primarily attributable to the reduction in overhead expenses achieved through the Company's cost reduction efforts.

        Amortization of stock-based compensation.    Prior to its initial public offering in 2000, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4.6 million. Such deferred compensation is being amortized over the vesting periods of the applicable options, resulting in expense of $8,000 and $35,000 for the three months ended March 31, 2004 and 2003, respectively.

        Amortization of intangible assets.    In the quarter ended March 31, 2004, the Company incurred $40,000 in amortization of customer relationship intangible assets that were recorded as part of the Allegis acquisition. No such amortization was recorded in the quarter ended March 31, 2003.

Liquidity and Capital Resources

        At March 31, 2004, the Company had $11.6 million of cash, cash equivalents and short-term investments, consisting primarily of the remaining proceeds from its initial public offering. Net cash used in operating activities was $222,000 for the three months ended March 31, 2004. This $222,000 of cash used in the current three month period primarily consisted of an increase in trade accounts receivable of approximately $1.2 million and a decrease in deferred revenue of $477,000, offset partially by net income of $851,000 adjusted for $171,000 in depreciation and amortization expense and $68,000 in other non-cash charges, as well as a decrease in other current assets of $282,000, an increase in accounts payable of $142,000 and an increase in accrued expenses and other current liabilities of $71,000.

        Net cash used in investing activities was $81,000 for the three months ended March 31, 2004, consisting of purchases of property and equipment.

        Net cash used in financing activities was approximately $8,000 for the three months ended March 31, 2004, reflecting capital lease payments of $66,000, offset partially by the proceeds from stock option exercises of $58,000.

        As part of the Allegis acquisition, the Company assumed a letter of credit securing an office space lease in San Francisco. The letter of credit expires on September 30, 2005 and currently has a balance of $170,000. The Company also has an outstanding letter of credit for an original amount of approximately $821,000 in connection with an insurance premium finance agreement. The letter of credit declines on a monthly basis, beginning in November 2003, until it expires on September 24, 2004. As of March 31, 2004, the obligations related to the letter of credit were $329,370. These letters of credit were previously secured by the Company's line of credit that expired on March 31, 2003. Beginning April 1, 2003, the Company secured these letters of credit with cash deposits that are being maintained in a separate account held by the respective financial institutions, of which $170,000 is considered restricted.

        As a result of larger than anticipated restructuring and asset impairment charges in the second quarter of 2003 and the payment of the June 4, 2003 Special Dividend, the Company fell below the $10 million minimum shareholders' equity requirement to maintain listing on the Nasdaq National Market ("NNM"). As such, Nasdaq formally notified the Company in the third quarter of 2003 that unless the Company could demonstrate compliance with the minimum shareholders' equity requirement, the Company's shares would either be delisted, or, upon request of the Company, transferred to the Nasdaq Small Cap Market. In October of 2003, the Company presented a plan to achieve compliance with NNM requirements through the achievement of profitability in the second half of 2003 and the exercise of stock options by the Company's CEO. Subject to the successful implementation of this compliance plan, the Company was released from all delisting actions and allowed to remain in good standing with the NNM. The Company is currently in compliance with all listing requirements of the NNM.

        On April 21, 2004, the Company completed its acquisition of substantially all the operating assets of Webridge, Inc. The acquisition was completed in exchange for 615,303 shares of Company stock valued at $5,766, which was the average closing price of the Company's stock two days prior to and after, the date the transaction was announced, March 17, 2004. Webridge is not expected to require significant financial support from the Company to operate on a go-forward basis.

        The Company continues to evaluate strategic alternatives, including opportunities to strategically grow the business, enter into strategic relationships, make acquisitions, or enter into business combinations. The Company can provide no assurance of any such strategic alternatives and may elect to terminate such evaluation at any time.

        The Company may use cash resources to fund investments in complementary businesses or technologies but believes that its working capital will be sufficient for at least the next twelve months. The Company has no current plans to raise additional equity to finance existing operations during the next twelve months, although such plans are subject to changes due to business and market conditions. Thereafter, the Company may find it necessary to obtain additional equity or debt financing, although the Company does not currently foresee a need for additional cash resources for long-term needs. In the event additional financing is required, the Company may not be able to raise it on acceptable terms or at all. Additional equity may be issued in connection with potential acquisitions in addition to the transaction noted in the Recent Developments section below.

Recent Developments

        On April 21, 2004, the Company completed its acquisition of the operating assets of Webridge, Inc. ("Webridge"), a privately-held Delaware corporation based in Beaverton, Oregon. Pursuant to the Asset Purchase Agreement, dated as of March 17, 2004 and amended March 30, 2004, by and among the Company, Click West Coast Corp, a wholly-owned subsidiary of the Company incorporated in Delaware, Click-Webridge, Inc., a newly-formed indirect, wholly-owned subsidiary of the Company incorporated in Delaware, and Webridge, Inc. (the "Purchase Agreement"), Click-Webridge, Inc. purchased substantially all of the operating assets of Webridge. The Company acquired the operating assets of Webridge, Inc., based on a valuation of Webridge as a going-concern, for consideration consisting of 615,303 shares of Click Commerce, Inc. common stock, including certain shares used for working capital adjustments.

        Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended:

        Statements in this Form 10-Q that are not historical facts and refer to the Company's future prospects are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate" and other similar words and expressions. The statements are subject to risks and uncertainties and actual results may differ materially from those indicated by these forward-looking statements as a result of various factors, including but not limited to, the ability of the Company to enter into strategic alliances with system integrators and business consultants, the extent of customer acceptance and utilization of the Company's channel management solutions, the impact of competitive products and services, the Company's ability to develop new and enhanced versions of its products and services, the effect of economic and business conditions, the volume and timing of customer contracts, and related approval processes of capital and intellectual property spending of the Company's target customers, changes in technology, deployment delays or errors associated with the Company's products, the ability of the Company to integrate acquired businesses or products and the Company's ability to protect its intellectual property rights. For a discussion of these and other risk factors that could affect the Company's business, see "Risk Factors"

in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which is on file with the Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Rate Risk

        To date, nearly all of the Company's recognized revenues have been denominated in U.S. dollars and primarily from customers in the United States and the exposure to foreign currency exchange rate changes has been immaterial. The Company expects, however, that future product license and professional services revenues may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, operating results may become subject to fluctuations based on changes in the exchange rates of certain currencies in relation to the U.S. dollar. Furthermore, to the extent the Company engages in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. Although the Company will continue to monitor its exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, there is no assurance that exchange rate fluctuations will not adversely affect financial results in the future.

Interest Rate Risk

        As of March 31, 2004, the Company had cash, cash equivalents and short-term investments of $11.6 million. Declines in interest rates will reduce interest income from short-term investments. Based upon the balance of cash and cash equivalents at March 31, 2004, a change in interest rates of 0.5% would cause a corresponding change in annual interest income of less than $0.1 million.

Item 4.    Controls and Procedures

        The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits:

        The following exhibits are filed as part of this Form 10-Q.

Exhibit Number	Description
2.1*	Asset Purchase Agreement, dated as of March 17, 2004, between Click Commerce, Inc. and Webridge, Inc. ("Purchase Agreement").
2.2*	Amendment No. 1 to Purchase Agreement, dated as of March 30, 2004.
31.1	Certification of Michael W. Ferro, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael W. Nelson. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Michael W. Ferro, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Michael W. Nelson. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the Company's Current Report on Form 8-K, dated April 22, 2004

(b)   Reports on Form 8-K

        The Company filed a Current Report on Form 8-K (Items 7 and 9), dated January 22, 2004, to report the issuance of a press release setting forth the Company's fourth quarter 2003 earnings.

        The Company filed a Current Report on Form 8-K (Items 5 and 7), dated March 18, 2004, to announce its agreement to acquire the operating assets of Webridge, Inc.

        The Company filed a Current Report on Form 8-K (Items 2, 7, and 12), dated April 22, 2004, to report the issuance of a press release setting forth the Company's first quarter 2004 earnings and the completion of the acquisition of the operating assets of Webridge, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICK COMMERCE, INC.
Date: May 17, 2004	By:	/s/ MICHAEL W. NELSON Michael W. Nelson Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

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
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES