Form 10-Q
period 2004-06-30
CLICK COMMERCE INC
filed 2004-08-16
CIK 1107050

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-30881

CLICK COMMERCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4088644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 East Randolph Drive, 52 Floor
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

        As of August 13, 2004, there were 9,025,862 shares of the registrant's common shares outstanding.

CLICK COMMERCE, INC.
INDEX

		Page No.
PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2004 and June 30, 2003 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II. OTHER INFORMATION		23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 6.	Exhibits and Reports on Form 8-K	24
SIGNATURES		25
CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$12,458	$11,863
Trade accounts receivable, net	6,387	4,628
Prepaids and other current assets	1,414	820

Total current assets	20,259	17,311
Property and equipment, net	830	865
Intangible assets, net	2,160	359
Goodwill	1,519	—
Other assets	359	659

Total assets	$25,127	$19,194

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$454	$400
Billings in excess of revenues earned on contracts in progress	132	33
Deferred revenue	4,274	4,785
Accrued compensation	1,322	1,016
Accrued expenses and other current liabilities	2,183	1,832

Total current liabilities	8,365	8,066
Other liabilities	43	79

Total liabilities	8,408	8,145

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 9,039,010 and 8,390,432 shares issued as of June 30, 2004 and December 31, 2003, respectively; 9,009,946 and 8,361,368 shares outstanding as of June 30, 2004 and December 31, 2003, respectively	9	8
Additional paid-in capital	66,108	62,498
Accumulated other comprehensive income	146	136
Deferred compensation	—	(21)
Treasury stock, at cost—29,064 shares	(117)	(117)
Accumulated deficit	(49,427)	(51,455)

Total shareholders' equity	16,719	11,049

Total liabilities and shareholders' equity	$25,127	$19,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues
Product:
Product license	$1,215	$689	$1,859	$868
Subscription	220	944	788	944

Total product	1,435	1,633	2,647	1,812

Service:
Maintenance and hosting	1,987	1,705	3,715	3,176
Consulting and implementation services	2,786	1,741	5,118	3,015

Total service	4,773	3,446	8,833	6,191

Total revenues	6,208	5,079	11,480	8,003

Cost of revenues:
Product	42	148	86	226
Service	2,258	2,524	4,682	4,113

Total cost of revenues	2,300	2,672	4,768	4,339

Gross profit	3,908	2,407	6,712	3,664

Operating expenses:
Sales and marketing	680	1,225	1,278	1,832
Research and development	654	887	1,065	1,341
General and administrative	1,200	1,714	2,115	2,846
Amortization of stock-based compensation	13	8	21	43
Amortization of intangible assets	129	28	169	28
Restructuring and other charges	—	3,942	—	3,942

Total operating expenses	2,676	7,804	4,648	10,032

Operating income (loss)	1,232	(5,397)	2,064	(6,368)

Other income (expense), net	(54)	165	(36)	300

Income (loss) before income taxes	1,178	(5,232)	2,028	(6,068)
Income tax expense	—	—	—	—

Net income (loss)	$1,178	$(5,232)	$2,028	$(6,068)

Basic net income (loss) per common share	$0.13	$(0.64)	$0.24	$(0.75)

Diluted net income (loss) per common share	$0.13	$(0.64)	$0.22	$(0.75)

Weighted average common shares outstanding—basic	8,866,268	8,120,292	8,623,056	8,101,398
Weighted average common shares outstanding—diluted	9,276,191	8,120,292	9,046,789	8,101,398
Comprehensive income (loss):
Net income (loss)	$1,178	$(5,232)	$2,028	$(6,068)
Unrealized loss on marketable securities	(5)	—	(5)	—
Foreign currency translation adjustment	10	5	15	(4)

Comprehensive income (loss)	$1,183	$(5,227)	$2,038	$(6,072)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,028	$(6,068)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of stock-based compensation	21	43
Depreciation and amortization	410	618
Provision for doubtful accounts	120	59
Restructuring and other charges, net of payments	—	2,904
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(1,591)	2,231
Prepaids and other current assets	257	554
Accounts payable	54	(610)
Deferred revenue	(885)	(478)
Accrued compensation	258	(1,011)
Accrued expenses and other current liabilities	187	593
Other, net	144	58

Net cash provided by (used in) operating activities	1,003	(1,107)
Cash flows from investing activities:
Purchases of property and equipment	(136)	(7)
Acquisition of Allegis' cash, net of deal costs	—	176
Deal costs, Webridge acquisition	(186)	—
Redemptions of short-term investments, net	—	10,367
Purchase of long-term investments, net	(80)	(200)

Net cash provided by (used in) investing activities	(402)	10,336
Cash flows from financing activities:
Proceeds from exercise of stock options	62	62
Payment of special dividend, return of capital	—	(20,342)
Payments under capital lease obligations	(69)	(366)

Net cash used in financing activities	(7)	(20,646)
Effect of foreign exchange rates on cash and cash equivalents	1	(4)

Net increase (decrease) in cash and cash equivalents	595	(11,421)
Cash and cash equivalents at beginning of period	11,863	23,646

Cash and cash equivalents at end of period	$12,458	$12,225

Supplemental disclosures:
Interest paid	$10	$12

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements include the accounts of Click Commerce, Inc. and its wholly-owned subsidiaries (the "Company") and reflect all adjustments (which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2004 include the results of operations of Webridge, Inc. (see note 4) from April 21, 2004 through the end of the period. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the Securities and Exchange Commission's rules and regulations. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K and other documents that have been filed with the Securities and Exchange Commission.

        Certain prior year amounts have been reclassified to conform to the 2004 presentation.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Cost Recognition

        The Company recognizes product license revenue from licensing the rights to use its software on a perpetual basis. Software licenses that are limited in duration are recognized as subscriptions. The Company generates consulting and implementation service revenues from integrating its software, performing needs analyses for customers and providing training services. Maintenance and hosting revenues are generated under contracts that provide customers with maintenance, product support and hosting services.

        The Company's software is generally licensed on either a perpetual basis or through a subscription. Revenues related to arrangements with multiple elements are allocated to the individual elements in accordance with EITF Issue No. 00-21, "Revenue Arrangements with Multiple Elements," ("EITF 00-21") based upon verifiable, objective evidence of the fair values of each accounting unit. The Company recognizes software license and other related revenue in accordance with Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition" as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." For those contracts that either do not contain a services component or that have services which are not essential to the functionality of any other element of the contract, software license revenue is recognized upon delivery of the Company's software provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. Revenue from service contracts is typically recognized as the services are performed. The revenue to be recognized from multiple-element software contracts is based on the fair value of each element. The Company records deferred revenue on software contracts for which it has billed or collected amounts, but for which the requirements for revenue recognition have not been met.

        Revenue from contracts in which the Company's services are essential to the functionality of the other elements of the contract is recognized using the percentage-of-completion method under contract accounting as services are performed or output milestones are reached, as the Company delivers, configures and installs the software. The percentage completed is measured either by the percentage of labor hours incurred to date in relation to estimated total labor hours or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. For arrangements in which percentage-of-completion accounting is used, the Company records cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress. The timing and amount of cash receipts from customers can vary significantly depending on specific contract terms and can, therefore, have a significant impact on the amount of billings in excess of revenues, a component of accounts receivable, earned on contracts in progress at the end of any given period.

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

        For software subscriptions, the Company applies revenue recognition principles in accordance with the guidance provided by Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." The fee related to multi-element arrangements is allocated to the individual elements in accordance with EITF 00-21 based upon verifiable, objective evidence of the fair values of each accounting unit. The Company's arrangements with customers generally include several elements, including (1) strategic consulting services, (2) set-up and software subscription services, and (3) hosting services. Set-up and subscription services are presented as subscription revenues. If the arrangement includes consulting or hosting services, those elements are presented as service and hosting revenue, respectively, based on the individual contracts. Total arrangement revenues and direct costs are deferred until customer acceptance has occurred and the software subscription service begins. Revenues and direct costs are then amortized ratably to revenue and expense over the noncancelable contractual term, which typically is 18 to 24 months.

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

        In accordance with EITF No. 01-14 "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," the Company characterizes the reimbursement of out-of-pocket expenses from its customers as revenue, rather than as a reduction of the related expense in the statement of operations.

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

Long-term Investments

        The Company has invested in a long-term investment fund. Under terms of the investment, the Company has a total commitment of $2.0 million of which $460,000 has been contributed to date for a pro rata ownership interest of less than 2%. During the second quarter of 2004, the Company learned that part of the amount of cash invested in the fund since the second quarter of 2003 related to management fees. As a result, the Company recorded an expense to reduce the value of the investment by $101,000. The majority of the reduction of the investment during the quarter ended June 30, 2004 related to periods prior to the quarter ended June 30, 2004.

Stock-Based Compensation

        The Company accounts for its stock options in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. The Company continues to apply the provisions of APB 25 and provides the pro forma disclosures required by SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." Accordingly, the Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and discloses the pro forma effects on earnings had the fair value of the options been expensed. As such, compensation expense would be recorded only if the fair value of the underlying stock exceeded the exercise price on the grant date. Accordingly, no compensation cost has been recognized on stock options for which the exercise price equaled the fair value at the date of grant. With respect to stock options granted at exercise prices less than their deemed fair value prior to the Company's initial public offering ("IPO"), the Company recorded deferred stock-based compensation. Such deferred stock-based compensation is amortized on a straight-line basis over the vesting period of each individual award. The fair value of equity instruments issued to non-employees is amortized and charged to expense over the vesting period of the respective instruments.

        The Company has applied APB No. 25 and related interpretations in accounting for the Employee Plan and the Directors' Plan. Accordingly, no compensation cost has been recognized on stock options for which the exercise price equaled the fair value at the date of grant. Had the Company determined compensation cost based on the method required by SFAS No. 123, the Company's net income (loss) and net income (loss) per common share for the three and six months ended June 30, 2004 and 2003 would approximate the pro forma amounts below:

        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for the three and six months ended June 30, 2004 and the three and six months ended June 30, 2003, respectively: expected life of 4.25 years for each period; expected volatility of 147% and 99%; risk-free interest rate of 2.7% for each period; and 0% dividend yield for each period.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income (loss), as reported	$1,178	$(5,232)	$2,028	$(6,068)
Stock-based employee compensation expense included in the determination of net loss as reported, net of related tax effects	13	8	21	43
Total fair value method employee stock-based compensation expense, net of related tax effects	(305)	(169)	(539)	(346)

Pro forma net income (loss)	$886	$(5,393)	$1,510	$(6,371)

Basic income (loss) per share:
As reported	$0.13	$(0.64)	$0.24	$(0.75)
Pro forma	$0.10	$(0.67)	$0.18	$(0.78)
Diluted income (loss) per share:
As reported	$0.13	$(0.64)	$0.22	$(0.75)
Pro forma	$0.10	$(0.67)	$0.17	$(0.78)

        Prior to its IPO, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4,636,000. Such deferred compensation is amortized on a straight-line basis over the vesting period of each individual award, resulting in $13,000 and $8,000 of stock-based compensation expense for the three months ended June 30, 2004 and 2003, and $21,000 and $43,000 for the six months ended June 30, 2004 and 2003 respectively. The following table contains the amortization expense attributable to each noted expense caption, as applicable on the Condensed Consolidated Statements of Operations.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Stock based employee compensation expense attributable to:
Cost of revenues	11	2	13	4
Sales and marketing	2	6	8	37
Research and development	—	—	—	2

Total	$13	$8	$21	$43

3.     NET INCOME (LOSS) PER SHARE

        Net income (loss) per share was computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Basic income (loss) per share:
Net income (loss)	$1,178	$(5,232)	$2,028	$(6,068)
Weighted average common shares outstanding	8,866	8,120	8,623	8,101
Per share amount	$0.13	$(0.64)	$0.24	$(0.75)
Diluted income (loss) per share:
Net income (loss)	$1,178	$(5,232)	$2,028	$(6,068)
Weighted average common shares outstanding	8,866	8,120	8,623	8,101
Add: Effect of dilutive securities—stock options	413	—	424	—

Diluted weighted average shares outstanding	9,276	8,120	9,047	8,101
Per share amount	$0.13	$(0.64)	$0.22	$(0.75)

        For the three months ended June 30, 2004 and 2003, 366,177 and 172,811 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the six months ended June 30, 2004 and 2003, 283,183 and 206,864 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

4.     BUSINESS COMBINATIONS

        Effective March 24, 2003, the Company completed its acquisition of all of the capital stock of Allegis Corporation ("Allegis"), a privately-held California corporation engaged in licensing partner relationship management software and providing professional implementation services, hosting, and maintenance services related to its software. Results of Allegis' operations have been included in the Company's consolidated financial statements since March 24, 2003. Under the terms and conditions of the Agreement and Plan of Merger, Allegis became a wholly-owned subsidiary of the Company, and the holders of Allegis' preferred stock received cash consideration in an aggregate amount of approximately $10,200. The Company funded the acquisition using available cash on hand. The acquisition of Allegis has broadened the Company's installed base and product offerings and expanded its market share within the partner relationship management area, as well as achieving cost savings through elimination of redundant development efforts and administrative functions.

        Effective April 21, 2004, the Company completed its acquisition of substantially all the operating assets of Webridge, Inc. ("Webridge"), a privately-held Delaware corporation based in Beaverton, Oregon. Pursuant to the Asset Purchase Agreement, dated as of March 17, 2004 and amended March 30, 2004, Click Webridge, Inc., a wholly owned subsidiary of the Company, purchased substantially all of the operating assets of Webridge. The Company acquired the operating assets of Webridge, Inc., based on a valuation of Webridge as a going-concern, for consideration consisting of 615,303 shares of Click Commerce, Inc. common stock, valued at $5.766 per share, including shares issued for working capital adjustments. The acquisition of Webridge is expected to broaden the Company's position in the areas of compliance automation and grant management within the higher education and healthcare markets as well as expand its market share within partner collaborative commerce.

        The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed on the effective date of the Webridge acquisition. The Company incurred approximately

$186,000 of direct expenses related to the closing of the Webridge acquisition. Due to the timing of the acquisition, the final allocation of the purchase price is subject to change as the Company completes the valuation of the acquired assets and assumed liabilities.

At April 21, 2004
(in thousands)
Current assets	$788
Property and equipment	70
Intangible assets	1,970
Goodwill	1,519

Total assets acquired	4,347
Current liabilities	799

Net assets acquired	$3,548

        The following table details the intangible assets recorded to date related to developed technology, trade names and customer relationships acquired in the Company's acquisitions. These intangible assets will be evaluated annually to determine that the fair value of such assets do not exceed their recorded values. If such an impairment occurs, the carrying value of such assets will be reduced to their fair value.

	Developed Technology	Trade Names	Customer Relationships
Class Amortization period				Total
	4 years	3 years	3 to 5 years(1)
	(in thousands)
Webridge acquisition (4/21/04)	$1,000	$150	$820	$1,970
Allegis acquisition (3/27/03)	—	—	466	466

Total intangibles acquired	1,000	150	1,286	2,436

Accumulated amortization, from date of acquisition	48	10	218	276
Intangible, net, as of June 30, 2004	$952	$140	$1,068	$2,160

Amortization expense:
Six months ended June 30, 2004	48	10	111	169
Six months ended June 30, 2003	—	—	28	28
Estimated amortization expense for the 12 months ended:
December 31, 2004	$173	$34	$273	$480
December 31, 2005	$250	$50	$323	$623
December 31, 2006	$250	$50	$204	$504
December 31, 2007	$250	$15	$164	$429
December 31, 2008	$76	$—	$164	$240
December 31, 2009	$—	$—	$53	$53

(1)
The customer relationships intangible asset acquired in the Allegis acquisition is being amortized over three years. The customer relationships intangible asset acquired in the Webridge acquisition is being amortized over five years.

        The following unaudited pro forma financial information for the three and six months ended June 30, 2004 and 2003 presents the consolidated operations of the Company as if both of the acquisitions had been made on January 1, 2003, after giving effect to certain adjustments for the pro forma acquisition as of the acquisition date. Under the provisions of SFAS No. 142, goodwill acquired in transactions completed after June 30, 2001 is not amortized. As the acquisition of Allegis and

Webridge occurred subsequent to that date, these pro forma results do not reflect any goodwill amortization expense. The unaudited pro forma financial information is provided for informational purposes only, should not be construed to be indicative of the Company's consolidated results of operations had the acquisition of Allegis and Webridge been consummated on these earlier dates, and do not project the Company's results of operations for any future period:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Revenues	$6,698	$6,063	$12,919	$11,841
Net income (loss)	1,407	(5,871)	2,129	(10,293)
Basic net income (loss) per share	$0.16	$(0.67)	$0.24	$(1.18)
Diluted net income (loss) per share	$0.15	$(0.67)	$0.23	$(1.18)

5.     RESTRUCTURING

        During the second quarter of 2003, the Company continued to execute its restructuring plan following the Allegis acquisition. As part of this plan, certain redundant costs were eliminated. These actions resulted in the termination of approximately 15 employees primarily across the professional services, support and research and development departments. All of these employees were terminated in the second quarter of 2003. The employee severance and related costs totaled $182,000 with legal and other costs incurred of $30,000. The Company also consolidated office space and included an additional restructuring charge for the remaining lease payments on the Company's excess office space located in Chicago and Boston totaling $2,144,000. In the third quarter of 2003, the Company reached a settlement with the landlord for its vacant office space in Chicago that resulted from its consolidation efforts in the second quarter. This agreement resulted in the cancellation of the Company's original lease obligation in exchange for a $900,000 cash payment. As of June 30, 2003, the total cost of this lease was estimated at $1,865,000 and was included in the restructuring charge and accrual recorded during the second quarter. Accordingly, the Company reversed $965,000 of the restructuring accrual in the quarter ended September 30, 2003 as a result of the lease settlement as well as $18,000 related to recoveries of restructured assets.

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

        As of June 30, 2004, the Company's restructuring accrual covered accruals for final wage tax settlements and related professional fees in Europe and remaining lease commitments on excess office space resulting from the restructuring that occurred in the second quarter of 2003. Due to extended payment terms under these lease agreements, payments against the restructuring accrual will be made through the quarter ending December 31, 2005. The following table contains the significant components of the restructuring charge and current year-to-date activity relating to those components.

	Accrual at December 31, 2003	2004 YTD cash payments	Balance at June 30, 2004
Employee severance, benefits and related costs	$121	$(74)	$47
Facilities related costs	152	(36)	116
Legal costs and other	30	—	30

Total	$303	$(110)	$193

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

7.     COMMITMENTS AND CONTINGENCIES

        In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of others. Under the Company's standard software license agreements, the Company agrees to indemnify, defend and hold harmless its licensees' use of Company software from and against certain losses, damages and costs arising from claims alleging the licensees' use of Company software infringes on the intellectual property rights of a third party. The indemnification is contingent upon (a) the customer providing the Company with prompt written notice of such claims; (b) the customer providing reasonable cooperation to the Company in the defense and settlement of such claim, at the Company's expense, and the Company having sole authority to defend or settle the claim. Historically, the Company has not been required to pay material amounts in connection with claims asserted under these provisions, and accordingly, the Company has not recorded a liability relating to such provisions.

8.     SUBSEQUENT EVENT

        On July 1, 2004, Click Commerce, Inc. acquired bTrade, Inc. ("bTrade"), a privately-held Texas corporation based in Irving, Texas. Pursuant to an Agreement and Plan of Merger, dated as of June 17, 2004, bTrade became a wholly-owned indirect subsidiary of the Company. The Company acquired bTrade, based on a valuation of bTrade as a going-concern, for consideration consisting of approximately 700,000 shares, valued at $4.795 per share, of Company common stock and the repayment of approximately $1.25 million of existing bTrade indebtedness.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's consolidated condensed financial statements and notes elsewhere in this quarterly report.

Overview

        Click Commerce, Inc. ("Click Commerce" or the "Company") provides collaborative extranet solutions that optimize business relationships for companies in the manufacturing, high-technology, financial services, health care, and higher education markets. The Company's secure, Internet-based software products, along with supplemental integration, hosting, and business consulting services assist our customers in managing their collaborative commerce, channel management, and compliance automation business initiatives.

        The Company commenced operations on August 20, 1996. During the period from inception until early 1998, the Company was primarily engaged in developing software for the Partner Portal (formerly referred to as the Relationship Manager or Extranet Manager). In 1996 and 1997, the Company was also engaged in developing Internet websites and providing related consulting services. The Company implemented the first Click Commerce Relationship Manager in the second quarter of 1997.

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

        Effective April 21, 2004, the Company completed its acquisition of substantially all the operating assets of Webridge, Inc. ("Webridge"), a privately-held Delaware corporation based in Beaverton, Oregon. Pursuant to the Asset Purchase Agreement, dated as of March 17, 2004 and amended March 30, 2004, Click Webridge, Inc. purchased substantially all of the operating assets of Webridge. The Company acquired the operating assets of Webridge, Inc., based on a valuation of Webridge as a going-concern, for consideration consisting of 615,303 shares of Click Commerce, Inc. common stock, valued at $5.766 per share, including certain shares used for working capital adjustments. The acquisition of Webridge is expected to broaden the Company's position in the areas of compliance automation and grant management within the higher education and healthcare markets as well as expand its market share within partner collaborative commerce.

        The Company has focused its efforts in 2003 and first half of 2004 on maintaining its profitability. In the second half of 2003 and the first half of 2004, the Company reported profits of approximately $2.4 million and $2.0 million, respectively. The Company's goal of continuing to achieve profitable operations is a primary focus of management. The Company plans to continue investing in new and improved product offerings and in increasing the exposure of the Company's products and services through its targeted marketing programs. The Company believes that each investment must be prudently made and justified by the expected return on such investment.

        On July 1, 2004 the Company acquired bTrade Inc. (bTrade), a privately held Texas Corporation based in Irving, Texas. The acquisition of bTrade is expected to enhance the Company's presence in the item synchronization market. The Company plans to use its synchronization products, which are an important reference technology for radio frequency identification (RFID), to increase its product offerings in the RFID market to serve multi-tier and retail channels.

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

        The Company depends on several factors to increase revenue and maintain profitability: adding new customers, maintaining its current base of subscription, hosting and maintenance revenues, and improving the gross margins of its professional services. Adding new customers is the primary responsibility of the sales department. Maintaining the other revenue streams is the responsibility of the professional services department. The Company has developed compensation structures for these departments that it believes provides appropriate incentives for achievement of their respective goals.

        The Company's revenue is principally derived from sales of perpetual licenses for, or subscriptions to, its software. The Click Commerce software suite consists of the Partner Portal platform and eighteen business applications. The Company also recognizes revenue from services, including business consulting, implementation, maintenance, training and managed hosting services.

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

        Operating expenses are classified into five general categories: sales and marketing, research and development, general and administrative, amortization of stock-based compensation and amortization of intangible assets. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for executive management, finance and administrative employees, legal and accounting services, and corporate liability insurance. Amortization of stock-based compensation represents the amortization over the related service period of the difference between the exercise price of options granted and the deemed fair market value of the underlying common stock on the date of grant. Amortization of intangible assets represents amortization expense for certain customer relationships, acquired technologies and assembled workforces with finite useful lives. These intangible assets were recorded in connection with the acquisitions of Allegis Corporation during the first quarter of 2003 and Webridge Inc. during the second quarter of 2004 and are amortized over their useful lives, which range from three to five years.

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

Critical Accounting Policies

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, the Company makes certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company's critical accounting policies include revenue recognition and any resulting deferral of revenues and related costs, the estimation of credit losses on accounts receivable, the application of purchase accounting and the valuation of deferred tax assets. For a discussion of these critical accounting policies, see "Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

        In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of others. Under the Company's standard software license agreements, the Company agrees to indemnify, defend and hold harmless its licensees' use of Company software from and against certain losses, damages and costs arising from claims alleging the licensees' use of Company software infringes on the intellectual property rights of a third party.    The indemnification is contingent upon (a) the customer providing the Company with prompt written notice of such claims; (b) the customer providing reasonable cooperation to the Company in the defense and settlement of such claim, at the Company's expense, and the Company having sole authority to defend or settle the claim. Historically, the Company has not been required to pay material amounts in connection with claims asserted under these provisions, and accordingly, the Company has not recorded a liability relating to such provisions.

Results of Operations

        The following table sets forth selected unaudited financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	In 000's	% of Revenue	In 000's	% of Revenue	In 000's	% of Revenue	In 000's	% of Revenue
Revenues
Product license	$1,215	19.6%	$689	13.6%	$1,859	16.2%	$868	10.8%
Subscription	220	3.5%	944	18.6%	788	6.8%	944	11.8%

Total product	1,435	23.1%	1,633	32.2%	2,647	23.0%	1,812	22.6%
Maintenance and hosting	1,987	32.0%	1,705	33.6%	3,715	32.4%	3,176	39.7%
Consulting and implementation service	2,786	44.9%	1,741	34.3%	5,118	44.6%	3,015	37.7%

Total service	4,733	76.9%	3,446	67.9%	8,833	77.0%	6,191	77.4%

Total	6,208	100.0%	5,079	100%	11,480	100%	8,003	100%

Cost of revenues
Product	42	0.7%	148	2.9%	86.7%		226	2.8%
Service	2,258	36.4%	2,524	49.7%	4,682	40.8%	4,113	51.4%

Total cost of revenues	2,300	37.1%	2,672	52.6%	4,768	41.5%	4,339	54.2%

Gross profit	3,908	63.0%	2,407	47.4%	6,712	58.5%	3,664	45.8%

Operating Expenses:
Sales and marketing	680	11.0%	1,225	24.1%	1,278	11.1%	1,832	22.9%
Research and development	654	10.5%	887	17.5%	1,065	9.3%	1,341	16.8%
General and administrative	1,200	19.3%	1,714	33.8%	2,115	18.4%	2,846	35.6%
Amortization of stock-based compensation	13	0.2%	8	0.2%	21	0.2%	43	0.5%
Amortization of intangibles assets	129	2.1%	28	0.5%	169	1.4%	28	0.3%
Restructuring Charge	—	—	3,942	77.6%	—	—	3,942	49.3%

Total cost and operating expenses	2,676	43.1%	7,804	153.7%	4,648	40.5%	10,032	125.4%

Operating income (loss)	$1,232	19.8%	$(5,397)	(106.3)%	$2,064	18.0%	$(6,368)	(79.6)%

Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003

  Revenue

        Total revenue increased approximately $1.1 million, or 22.2%, to $6.2 million for the three months ended June 30, 2004 from $5.1 million for the three months ended June 30, 2003. Product license revenue consists of revenue from separate product-only agreements and from multi-element agreements accounted for under a percentage-of-completion basis using product-related milestones or hours of input in relation to the list prices of products elements to total contract list prices. Product license revenue increased by $0.5 million, or 76.3%, as a result of an increase in the number of new contracts primarily from the acquired Webridge product. Consulting and implementation service revenue is comprised of fees related to time and materials, maintenance and hosting, training and needs analyses, as well as multi-element agreements accounted for under a percentage completed basis using hours of input in relation to the list prices of service elements to total contract list prices or milestones that specifically relate to integration and customization services. Consulting and implementation services revenues increased by $1.0 million, or 60.0%, over the prior year quarter arising in part to added Webridge services in the current quarter. The increase in consulting and implementation service revenue was offset by a decrease in subscription revenue of $0.7 million as a result of customers not renewing subscriptions or converting existing subscriptions into perpetual licenses. Consulting and implementation service revenue increases are generally related to new license transactions or as follow-on service contracts. Consulting and implementation service revenues are generated in situations when a customer purchases a license from the Company and uses the Company's service staff to install and integrate the licensed software. The operating assets of Webridge were acquired by Click on April 21, 2004. Therefore, 68 days of Webridge's operations are included in the Company's revenues and expenses in the second quarter of 2004.

  Cost of Revenue

        Total cost of revenue decreased by $0.4 million to $2.3 million for the three months ended June 30, 2004. This cost of revenue decrease is a result of a reduction in employee compensation and third party contractor costs. The reduction in employee compensation is directly related to a reduction in project management personnel. Cost of product revenue decreased by $106,000 or 71.6% due to lower royalty fees for licensed third party software that is embedded in the Company's products or incorporated in the Company's product offerings. Gross profit margins increased to 63.0% for the three months ended June 30, 2004, compared to 47.4% for the three months ended June 30, 2003. The gross margin increase is due to an improvement in utilization rate of professional service staff. This improvement was compounded by a reduction in third party contractors and other overhead cost reductions.

  Operating Expenses

        Sales and Marketing.    Sales and marketing expenses decreased by approximately $0.5 million, or 44.5%, to $0.7 million for the three months ended June 30, 2004 from $1.2 million for the three months ended June 30, 2003. The decrease in sales and marketing expense was primarily attributable to lower employee compensation and related costs due to a reduction in personnel and lower discretionary marketing spending.

        Research and Development.    Research and development expenses decreased by approximately $0.2 million, or 26.3%, to $0.7 million for the three months ended June 30, 2004, compared to $0.9 million for the comparable prior year three-month period. This decrease was almost entirely attributable to a reduction in employee compensation and related costs. To date, all software development costs have been expensed as incurred.

        General and Administrative.    General and administrative expenses decreased by approximately $0.5 million, or 30.0%, to $1.2 million for the three months ended June 30, 2004 from $1.7 million for the three months ended June 30, 2003. The decrease is attributable to the $0.7 million of non-recurring legal and consulting expenses (incurred in 2003) related to the Company's consideration of an unsolicited acquisition proposal by one of its investors and the payment of the $2.50 special dividend on June 4, 2003. The decrease was partially offset by increase in employee compensation and related costs.

        Amortization of Intangible Assets.    The increase in amortization of intangibles relates to the intangible assets acquired with the acquisition of the operating assets of Webridge. These intangibles have useful lives that range from three to five years and accounted for the $0.1 million increase in amortization expense for the quarter ended June 30, 2004.

        Restructuring and other charges.    In the quarter ended June 30, 2003, the Company continued to execute its plan of reorganization following the Allegis acquisition. As part of this plan, certain redundant costs were eliminated and a restructuring charge of $3.9 million was recorded. The restructuring charge primarily related to $2.1 million of excess lease costs in two locations and severance and other benefit costs of $0.2 million for the termination of 15 employees as part of the restructuring plan. The Company also recorded a $1.6 million asset impairment charge. This charge related to leasehold improvements associated with excess office space, a redundant computer system and excess equipment totaling $1.0 million and the write-off of certain third party software licenses related to products that had no projected sales and no plans for further development in the amount of $0.6 million.

Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003

  Revenue

        Total revenue increased by approximately $3.5 million, or 43.4%, to $11.5 million for the six months ended June 30, 2004 from $8.0 million for the six months ended June 30, 2003. Product license revenue consists of revenue from separate product-only agreements and from multi-element agreements accounted for under a percentage-of-completion basis using product-related milestones or hours of input in relation to the list prices of product elements to total contract list prices. Product license revenue increased by $1.0 million, or 114.2%, as a result of an increase in the number of new contracts in the six months ended June 30, 2004. Consulting and implementation service revenue, comprised of fees related to time and materials service contracts, maintenance and hosting, training and needs analyses, as well as multi-element agreements accounted for under a percentage completed basis using hours of input in relation to the list prices of service elements to total contract list prices or milestones that specifically relate to integration and customization services, increased by $2.1 million, or 70.0%, over the prior year quarter. The increase in consulting and implementation service revenue is generally related to new license transactions or as follow on service contracts. The results for the first six months of 2004 and 2003 include the revenues and costs for Allegis Corporation beginning on the March 24, 2003 acquisition date through the period ended June 30, 2004. Webridge was acquired by the Company on April 21, 2004, therefore, 68 days of Webridge's operations are included in the Company's revenues and expenses.

  Cost of Revenue

        Total cost of revenue increased approximately $0.4 million, or 9.9%, to $4.8 million for the six months ended June 30, 2004 compared to $4.3 million for the six months ended June 30, 2003. This cost of revenue increase is primarily a result of direct costs associated with increased revenues. The increase in direct cost is predominately made up of higher employee compensation and related costs in the first quarter of 2004, primarily as a result of the Webridge asset acquisition.    Cost of product revenue decreased by $0.1 million or 61.9% due to lower royalty fees for licensed third party software that is embedded in the Company's products or incorporated in the Company's product offerings. Gross profit margins increased to 58.5% for the six months ended June 30, 2004, compared to 45.8% for the six months ended June 30, 2003. The gross margin increase is due to increased product revenue of $0.8 million and the decrease in the cost of providing those services. Lower service costs as a percentage of revenue was due to higher utilization rates, lower head counts and higher service revenues.

  Operating Expenses

        Sales and Marketing.    Sales and marketing expenses decreased by approximately $0.6 million, or 30.2%, to $1.3 million for the six months ended June 30, 2004 from $1.8 million for the six months ended June 30, 2003. The decrease in sales and marketing expense was primarily attributable to lower employee compensation and related costs due to a reduction in personnel and lower discretionary marketing spending.

        Research and Development.    Research and development expenses decreased by approximately $0.3 million, or 20.6%, to $1.1 million for the six months ended June 30, 2004, compared to $1.3 million for the prior year six-month period. This decrease was primarily attributable to lower third party contractor costs, reduction in personnel, and discretionary spending. To date, all software development costs have been expensed as incurred.

        General and Administrative.    General and administrative expenses decreased by approximately $0.7 million, or 25.7%, to $2.1 million for the six months ended June 30, 2004 from $2.8 million for the six months ended June 30, 2003. The decrease is attributable to the following non recurring costs incurred in the second quarter of 2003: $0.1 million in additional administrative overhead acquired with the Allegis acquisition, $0.7 million of non-recurring legal and consulting expenses related to the Company's consideration of an unsolicited acquisition proposal by one of its investors and the payment of the June 4th $2.50 special dividend.

        Amortization of Intangible Assets.    The increase in amortization of intangibles relates to the intangible assets acquired with the acquisitions of Allegis and Webridge. The amortization of these assets ranges from three to five years and accounted for the $0.1 million increase in amortization expense for the six months ended June 30, 2004.

        Restructuring and other charges.    In the quarter ended June 30, 2003, the Company continued to execute its plan of reorganization following the Allegis acquisition. As part of this plan, certain redundant costs were eliminated and a restructuring charge of $3.9 million was recorded. The restructuring charge primarily related to $2.1 million of excess lease costs in two locations and severance and other benefit costs of $0.2 million for the termination of 15 employees as part of the restructuring plan. The Company also recorded a $1.6 million asset impairment charge. This charge related to leasehold improvements associated with excess office space, a redundant computer system and excess equipment totaling $1.0 million and the write-off of certain third party software licenses related to products that had no projected sales and no plans for further development in the amount of $0.6 million.

Liquidity and Capital Resources

        At June 30, 2004, the Company had $12.5 million of cash, cash equivalents and short-term investments, consisting primarily of the remaining proceeds from its initial public offering in 2000 and after the payment of the $20.3 million special dividend. The special dividend of $2.50 per share was declared on May 1, 2003 payable on June 4, 2003 to shareholders of record as of May 20, 2003.

        Net cash provided by operating activities was $1.0 million for the six months ended June 30, 2004. The $1.0 million of cash provided consisted of net income of $2.0 million for the period, plus depreciation, amortization and an increase in the allowance for doubtful accounts totaling $0.6 million. In addition, a source of cash was generated of a result of a decrease in other working capital of $0.9 million. These amounts were partially offset by an increase in accounts receivable of $1.6 million, and a decrease of deferred revenue of $0.9 million.

        Net cash used in investing activities was $402,000 for the six months ended June 30, 2004, consisting of a cash contribution of $80,000 to long term investments, purchases of fixed assets totaling $136,000 and expenses incurred in the acquisition of Webridge of $186,000.

        Net cash used by financing activities was approximately $7,000 for the six months ended June 30, 2004, reflecting payments made under capital lease obligations totaling $69,000 partially offset by $62,000 of cash proceeds received from the exercise of stock options.

        As part of the Allegis acquisition, the Company assumed a letter of credit securing an office lease in San Francisco. The letter of credit expires on September 30, 2005 and currently has a balance of $190,000. The Company has a letter of credit in the amount of $298,000 securing an office lease in Beaverton, Oregon as a result of the Webridge asset purchase. The Company also has an outstanding letter of credit in an original amount of approximately $821,000 in connection with an insurance premium finance agreement. The insurance premium letter of credit declines on a monthly basis, beginning in November 2003, until it expires on September 24, 2004. As of June 30, 2004, the obligation related to the letter of credit was $329,370. This letter of credit is secured by a line of credit that expires on June 30, 2005. The Company has also secured letters of credit, relating to the Allegis and Webridge leases, with cash deposits which are classified in other current assets on the June 30, 2004 balance sheet.

        As a result of larger than anticipated restructuring and asset impairment charges in the second quarter of 2003 and the payment of the June 4, 2003 Special Dividend, the Company fell below the $10 million minimum shareholders' equity requirement to maintain listing on the NASDAQ National Market ("NNM"). As a result, NASDAQ formally notified the Company in the third quarter of 2003 that unless the Company could demonstrate compliance with the minimum shareholders' equity requirement, the Company's shares would either be delisted, or, upon request of the Company, transferred to the NASDAQ Small Cap Market. In October of 2003, the Company presented a plan to achieve compliance with NNM requirements through the achievement of profitability in the second half of 2003 and the exercise of stock options by the Company's CEO. Subject to the successful implementation of this compliance plan, the Company was released from all delisting actions and allowed to remain in good standing with the NNM. The Company is currently in compliance with all listing requirements of the NNM.

        On April 21, 2004, the Company completed its acquisition of substantially all the operating assets of Webridge. The acquisition was completed in exchange for 615,303 shares of Company stock valued at $5.766 per share, which was the average closing price of the Company's stock two days prior to through two days after March 17, 2004. Webridge is not expected to require significant financial support from the Company to operate on a go-forward basis.

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

Recent Developments

        On July 1, 2004, Click Commerce, Inc. acquired bTrade, Inc. ("bTrade"), a privately-held Texas corporation based in Irving, Texas. Pursuant to an Agreement and Plan of Merger, dated as of June 17, 2004, bTrade became a wholly-owned indirect subsidiary of the Company. The Company acquired bTrade, based on a valuation of bTrade as a going-concern, for consideration consisting of approximately 700,000 shares, valued at $4.795 per share, of Company common stock and the repayment of approximately $1.25 million of existing bTrade indebtedness.

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

Interest Rate Risk

        As of June 30, 2004, the Company had cash and cash equivalents of $12.5 million. Rising interest rates will increase interest income from short-term investments. Based upon the balance of cash and cash equivalents at June 30, 2004, a change in interest rates of 0.5% would cause a corresponding change in annual interest income of less than $0.1 million.

Item 4.    Controls and Procedures

        The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer, determined that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

(a)
The Company held its Annual Meeting of Shareholders on May 6, 2004.

(b)
Not applicable.

(c)
The Company's shareholders voted on the following proposals:

1.
To elect two Class I directors to serve a three-year term that will expire at the 2007 Annual Meeting of Shareholders. The votes cast for each director were as follows:

Directors	For	Authority Withheld
Neele E. Stearns, Jr.	7,175,776	161,907
Samuel K. Skinner	7,329,337	8,346
  2.
  To approve an amendment to the Click Commerce, Inc. Stock Option and Stock Award Plan to increase the number of shares authorized for issuance there under by an additional 300,000 shares.

For	Against	Abstentions	Broker Non-Votes
3,367,465	794,359	716	3,175,143
  3.
  To approve an amendment to the Click Commerce, Inc. Stock Option and Stock Award Plan to allow for the issuance of shares of restricted Company stock under the Plan.

For	Against	Abstentions	Broker Non-Votes
3,387,138	772,589	2,813	3,175,143
  4.
  To ratify the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 2004.

For	Against	Abstentions
7,329,028	8,644	11
(d)
Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits:

        The following exhibits are filed as part of this Form 10-Q.

Exhibit Number	Description
2.1*	Asset Purchase Agreement, dated as of March 17, 2004, between Click Commerce, Inc. and Webridge, Inc. ("Webridge Purchase Agreement").
2.2*	Amendment No. 1 to Purchase Agreement, dated as of March 30, 2004, between Click Commerce, Inc. and Webridge, Inc.
2.3**	Plan of Merger Agreement, dated as of July 1, 2004, between Click Commerce Inc. and bTrade, Inc. ("bTrade Purchase Agreement")
31.1	Certification of Michael W. Ferro, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael W. Nelson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Michael W. Ferro, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Michael W. Nelson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the Company's Current Report on Form 8-K, dated April 23, 2004

**
Incorporated by reference to the Company's Current Report on Form 8-K, dated July 6, 2004

(b)
Reports on Form 8-K

        The Company filed a Current Report on Form 8-K (Items 2, 7, and 12), dated April 23, 2004, to report the issuance of a press release setting forth the Company's first quarter 2004 earnings and the completion of the acquisition of the operating assets of Webridge, Inc.

        The Company filed a Current Report on Form 8-K/A dated July 2, 2004 to amend Item 7 of the Original Filing dated April 21, 2004, to include the financial statements of Webridge Inc., required by Items 7(a) and 7(b).

        The Company filed a Current Report on Form 8-K dated July 6, 2004, to report the Plan of Merger Agreement between Click Commerce Inc. and bTrade, Inc.

        The Company filed a Current Report on Form 8-K (Items 2, 7, and 12), dated August 3, 2004, to report the issuance of a press release setting forth the Company's second quarter 2004 earnings.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICK COMMERCE, INC.
	By:	/s/ MICHAEL W. NELSON Michael W. Nelson Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: August 16, 2004

QuickLinks

CLICK COMMERCE, INC. INDEX
PART I. FINANCIAL INFORMATION
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
  Item 4. Controls and Procedures
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES