Form 10-Q
period 2004-09-30
CLICK COMMERCE INC
filed 2004-11-15
CIK 1107050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of November 12, 2004, there were 9,730,010 shares of the registrant’s common shares outstanding.

CLICK COMMERCE, INC.
INDEX

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 (unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2004 and 2003 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	26
SIGNATURES		27

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash, and cash equivalents	$11,520	$11,863
Trade accounts receivable, net	6,637	4,628
Revenues earned on contracts in progress in excess of billings.	272	—
Prepaids and other current assets	1,294	820
Total current assets	19,723	17,311
Property and equipment, net	886	865
Intangible assets, net	3,166	359
Goodwill	6,739	—
Other assets	454	659
Total assets	$30,968	$19,194
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$598	$400
Billings in excess of revenues earned on contracts in progress	92	33
Deferred revenue	5,110	4,785
Accrued compensation	1,612	1,016
Accrued expenses and other current liabilities	2,053	1,832
Total current liabilities	9,465	8,066
Other liabilities	24	79
Total liabilities	9,489	8,145
Shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 9,755,199 and 8,390,432 shares issued as of September 30, 2004 and December 31, 2003, respectively; 9,726,135 and 8,361,368 shares outstanding as of September 30, 2004 and December 31, 2003, respectively	10	8
Additional paid-in capital	69,491	62,498
Accumulated other comprehensive income	152	136
Deferred compensation	—	(21)
Treasury stock, at cost—29,064 shares	(117)	(117)
Accumulated deficit	(48,057)	(51,455)
Total shareholders’ equity	21,479	11,049
Total liabilities and shareholders’ equity	$30,968	$19,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues
Product:
Product license	$1,221	$584	$3,081	$1,452
Subscription	714	571	1,501	1,515
Total product	1,935	1,155	4,582	2,967
Service:
Maintenance and hosting	2,682	1,692	6,397	4,868
Consulting and implementation services	2,419	2,194	7,537	5,209
Total service	5,101	3,886	13,934	10,077
Total revenues	7,036	5,041	18,516	13,044
Cost of revenues:
Product	35	69	121	295
Service	2,526	2,197	7,208	6,310
Total cost of revenues	2,561	2,266	7,329	6,605
Gross profit	4,475	2,775	11,187	6,439
Operating expenses:
Sales and marketing	1,084	676	2,362	2,508
Research and development	1,007	587	2,072	1,928
General and administrative	856	891	2,971	3,737
Amortization of stock-based compensation	—	8	21	51
Amortization of intangible assets	262	40	431	68
Restructuring and other charges (recoveries)	—	(983)	—	2,959
Total operating expenses	3,209	1,219	7,857	11,251
Operating income (loss)	1,266	1,556	3,330	(4,812)
Other income, net	104	19	68	319
Income (loss) before income taxes	1,370	1,575	3,398	(4,493)
Income tax expense	—	—	—	—
Net income (loss)	$1,370	$1,575	$3,398	$(4,493)
Basic net income (loss) per common share	$0.14	$0.19	$0.38	$(0.55)
Diluted net income (loss) per common share.	$0.14	$0.19	$0.36	$(0.55)
Weighted average common shares outstanding—basic	9,719,083	8,136,643	8,991,067	8,117,148
Weighted average common shares outstanding—diluted	10,074,352	8,186,102	9,403,505	8,117,148
Comprehensive income (loss):
Net income (loss)	$1,370	$1,575	$3,398	$(4,493)
Unrecognized loss on marketable securities	—	—	(5)	—
Foreign currency translation adjustment	6	(9)	21	(13)
Comprehensive income (loss)	$1,376	$1,566	$3,414	$(4,506)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$3,398	$(4,493)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of stock-based compensation	21	51
Depreciation and amortization	776	909
Provision for doubtful accounts	180	89
Restructuring and other charges, net of payments	—	1,192
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(1,330)	2,313
Prepaids and other current assets	89	547
Accounts payable	(74)	(491)
Deferred revenue	(1,354)	(970)
Accrued compensation	266	(992)
Accrued expenses and other current liabilities	(330)	(79)
Other, net	68	75
Net cash provided by (used in) operating activities	1,710	(1,849)
Cash flows from investing activities:
Purchases of property and equipment	(206)	(46)
Acquisition of Allegis’ cash, net of deal costs	—	176
Acquisition of Webridge, net of deal costs.	(186)	—
Acquisition of bTrade, net of deal costs and cash acquired	(1,619)	—
Redemptions of short-term investments, net	—	10,367
Net additions to long term investments	(70)	(200)
Net cash provided by (used in) investing activities	(2,081)	10,297
Cash flows from financing activities:
Proceeds from exercise of stock options	96	62
Payment of special dividend, return of capital	—	(20,342)
Payments under capital lease obligations	(69)	(429)
Net cash provided by (used in) financing activities	27	(20,709)
Effect of foreign exchange rates on cash and cash equivalents	1	(13)
Net decrease in cash and cash equivalents	(343)	(12,274)
Cash and cash equivalents at beginning of period	11,863	23,646
Cash and cash equivalents at end of period	$11,520	$11,372
Supplemental disclosures:
Cash paid in the period for:
Interest	$13	$14
Income taxes	$—	$—
Noncash investing activities:
Common stock issued for acquisition activities	$6,897	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Click Commerce, Inc. and its wholly-owned subsidiaries (the “Company”) and reflect all adjustments (which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2004 include the results of operations of Webridge, Inc. (see note 4) from April 21, 2004 through the end of the period and the results of operations of bTrade, Inc. (see note 4) from July 1, 2004 through the end of the period. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the Securities and Exchange Commission’s rules and regulations. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K and other documents that have been filed with the Securities and Exchange Commission.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Cost Recognition

The Company recognizes product license revenue from licensing the rights to use its software on a perpetual basis. Software licenses that are limited in duration to typically 12-24 months are recognized as subscriptions as they are required to be included with a hosting arrangement which generally has the same term as the software license. The Company generates consulting and implementation service revenues from integrating its software, performing needs analyses for customers and providing training services. Maintenance and hosting revenues are generated under contracts that provide customers with maintenance, product support and hosting services.

The Company recognizes software license and other related revenue, including revenue associated with multiple element contracts that contain software elements, in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” For those contracts that either do not contain a services component or that have services which are not essential to the functionality of any other element of the contract, software license revenue is recognized upon delivery of the Company’s software provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. Revenue from service contracts is typically recognized as the services are performed. Revenue to be recognized from software arrangements involving multiple elements is allocated to each element based on the residual value method in accordance with SOP 98-9. Under the residual method, if vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, but does not exist for the delivered elements, revenue is allocated to the undelivered elements based on VSOE of fair market value and the residual is allocated to the delivered elements. The Company determines VSOE for each element by assessing the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements containing software elements and determined that it has sufficient VSOE to allocate revenue to maintenance services, consulting and implementation services and training elements of its perpetual license arrangements. The Company sells its professional services and training separately, and has established VSOE on this basis. VSOE for maintenance is determined based upon the customer’s annual renewal rates. Accordingly, revenue from perpetual licenses is typically recognized upon delivery using the residual method, assuming all other requirements of SOP 97-2 are met. The Company records deferred revenue on software contracts for which it has billed or collected amounts, but for which the requirements for revenue recognition have not been met. The Company’s software is generally licensed on either a perpetual basis or through a subscription. Revenues related to arrangements with multiple elements but that do not contain software elements are allocated to the individual elements in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Elements,” (“EITF 00-21”) based upon verifiable, objective evidence of the fair values of each accounting unit.

Revenue from contracts with software elements in which the Company’s services are essential to the functionality of the other elements of the contract is recognized using the percentage-of-completion method under contract accounting as services are performed, as the Company delivers, configures and installs the software. The percentage completed is measured as the percentage of labor hours incurred to date in relation to estimated total labor hours. For arrangements in which the percentage-of-completion accounting method is used, the Company records the total of cash receipts from customers and additional billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress. The timing and amount of cash receipts from customers can vary significantly depending on specific contract terms and can, therefore, have a significant impact on the amount of billings in excess of revenues earned on contracts in progress at the end of any given period. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made at the time such losses become evident.

Revenue from contracts recognized under the percentage-of-completion method is presented as product revenue based on contract value of software and are presented as services revenue based on the level of service hours at contracted prices contained in the contract.

For software subscriptions, the Company applies revenue recognition principles in accordance with EITF 00-21 and Staff Accounting Bulletin (“SAB’’) No. 104, “Revenue Recognition’’.  The fee related to multiple element arrangements is allocated to the individual elements in accordance with EITF 00-21 based upon verifiable, objective evidence of the fair values of each accounting unit. The Company’s arrangements with customers generally include several elements, including (1) strategic consulting services, (2) set-up and software subscription services, and (3) hosting services. Set-up and subscription services are presented as subscription revenues. If the arrangement includes consulting or hosting services, those elements are presented as service and hosting revenue, respectively, based on the individual contracts. Total arrangement revenues and direct costs are deferred until customer acceptance has occurred and the software subscription service begins.  Costs associated with the set-up and implementation of the subscriptions are deferred based on their actual costs. If such costs exceed the underlying revenue, the excess cost would be expensed immediately. Revenues and direct costs are then amortized ratably to revenue and expense over the non-cancelable contractual term, which typically is 18 to 24 months.

Maintenance service is sold separately under contracts that are renewable annually and is provided only to customers who purchase maintenance. The Company recognizes maintenance service revenue ratably over the contract period, which is generally one year in length. Maintenance fees are generally billed annually in advance and are recorded as deferred revenue upon billing. The Company also provides hosting services to its customers under separate contracts with terms that are typically 12 to 18 months. The Company recognizes hosting services revenues in accordance with the guidance provided by EITF Issue No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.”  Hosting revenue is recognized ratably over the contract period as the amounts become billable, comprising a monthly hosting fee and amortization of a one-time initial hosting services set-up fee that is required at the beginning of a new hosting contract. For software license sales with bundled maintenance and hosting services, the Company applies revenue recognition principles using the residual method. Under the residual method, revenue is recognized for delivered elements when a contractually stipulated annual renewal rate for maintenance is provided in the contract with the customer; provided, however, that collection is deemed probable and the fee is fixed and determinable.

As part of the sales process, the Company may perform a needs analysis for the potential customer on a fixed fee basis. Revenue from needs analyses is recognized as the work is performed. Training revenue is recognized as the services are provided.

In accordance with EITF No. 01-14 “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” the Company characterizes the reimbursement of out-of-pocket expenses from its customers as revenue, rather than as a reduction of the related expense in the statement of operations.

Cost of product license revenue includes production and shipping expenses, which are expensed as incurred, as well as costs of licensing third party software incorporated into the Company’s products. These third party license costs are expensed as the products are delivered.

Cost of service revenue includes salaries and related expenses for professional services and technical support personnel who provide development, implementation and installation services to customers, as well as an allocation of data processing and overhead costs. Service costs under contracts for which the related services are accounted for as separate accounting elements under the accounting rules are expensed as incurred. In situations where the services and software licenses cannot be accounted for as separate accounting elements, cost of services are recognized on the percentage-of-completion basis along with the underlying software license. When services are provided for subscription arrangements, the cost of such services are deferred and recognized ratably over the same period as the subscription revenues. The Company does not have any arrangements in which the deferred costs exceed the related deferred revenue.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair market value. Short-term investments are classified as available-for-sale securities and are adjusted to market value.

Long-term Investments

The Company has invested in a long-term investment fund. Under terms of the investment, the Company has a total commitment of $2.0 million of which $600,000 has been contributed to date for a pro rata ownership interest of less than 2%. During the second quarter of 2004, the Company learned that part of the amount of cash invested in the fund since the second quarter of 2003 related to management fees. As a result, the Company recorded an expense in the second quarter to reduce the value of the investment by 101,000 which is the amount of the management fee that had been incurred since inception. A portion of this charge related to 2003. The Company was assessed an additional $22,304 in management fees for the three months ended September 30, 2004.

Stock-Based Compensation

The Company accounts for its stock options in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company continues to apply the provisions of APB 25 and provides the pro forma disclosures required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” As such,

compensation expense would be recorded only if the fair value of the underlying stock exceeded the exercise price on the grant date.

The Company has applied APB No. 25 and related interpretations in accounting for the Employee Plan and the Directors’ Plan. Accordingly, no compensation cost has been recognized on stock options for which the exercise price equaled the fair value at the date of grant. Had the Company determined compensation cost based on the method required by SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share for the three and nine months ended September 30, 2004 and 2003 would approximate the pro forma amounts below.

Prior to its IPO, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4,636,000. Such deferred compensation was amortized on a straight-line basis over the vesting period of each individual award, resulting in $8,000 of stock-based compensation expense for the three months ended September 30, 2003, and $21,000 and $51,000 for the nine months ended September 30, 2004 and 2003, respectively. The following table contains the amortization expense attributable to each noted expense caption, as applicable on the Condensed Consolidated Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)
Stock-based employee compensation expense attributable to:
Cost of revenues	—	2	13	5
Sales and marketing	—	6	8	44
Research and development	—	—	—	2
Total	$—	$8	$21	$51

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for the three and nine months ended September 30, 2004 and the three and nine months ended September 30, 2003, respectively: expected life of 4.25 years for each period; expected volatility of 147% and 99%; risk-free interest rate of 2.7% for each period; and 0% dividend yield for each period.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income (loss), as reported	$1,370	$1,575	$3,398	$(4,493)
Stock-based employee compensation expense included in the determination of net income (loss) as reported, net of related tax effects	—	8	21	51
Total fair value method employee stock-based compensation expense, net of related tax effects	(354)	(462)	(885)	(880)
Pro forma net income (loss)	$1,016	$1,121	$2,534	$(5,322)
Basic income (loss) per share:
As reported	$0.14	$0.19	$0.38	$(0.55)
Pro forma	$0.10	$0.14	$0.28	$(0.66)
Diluted income (loss) per share:
As reported	$0.14	$0.19	$0.36	$(0.55)
Pro forma	$0.10	$0.14	$0.27	$(0.66)

3. NET INCOME (LOSS) PER SHARE

Net income (loss) per share was computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Basic income (loss) per share:
Net income (loss)	$1,370	$1,575	$3,398	$(4,493)
Weighted average common shares outstanding	9,719	8,137	8,991	8,117
Per share amount	$0.14	$0.19	$0.38	$(0.55)
Diluted income (loss) per share:
Net income (loss)	$1,370	$1,575	$3,398	$(4,493)
Weighted average common shares outstanding	9,719	8,137	8,991	8,117
Add: Effect of dilutive securities—stock options	355	49	413	—
Diluted weighted average shares outstanding	10,074	8,186	9,404	8,117
Per share amount	$0.14	$0.19	$0.36	$(0.55)

For the three months ended September 30, 2004 and 2003, 351,351 and 230,343 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.  For the nine months ended September 30, 2004, 245,237 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the nine months ended September 30, 2003, all potentially dilutive securities were excluded from the loss per share calculation as their inclusion would be antidilutive.

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

Effective April 21, 2004, the Company completed its acquisition of substantially all the operating assets of Webridge, Inc. (“Webridge”), a privately-held Delaware corporation based in Beaverton, Oregon. Pursuant to the Asset Purchase Agreement, dated as of March 17, 2004 and amended March 30, 2004, Click-Webridge, Inc., a wholly-owned subsidiary of the Company, purchased substantially all of the operating assets of Webridge. The Company acquired the operating assets of Webridge, Inc., based on a valuation of Webridge as a going-concern, for consideration consisting of 615,303 shares of Click Commerce, Inc. common stock, valued at $5.766 per share, including shares issued for working capital adjustments.

On July 1, 2004, Click Commerce, Inc. acquired bTrade, Inc. (“bTrade”), a privately-held Texas corporation based in Irving, Texas. Pursuant to an Agreement and Plan of Merger, dated as of June 17, 2004, bTrade became a wholly-owned indirect subsidiary of the Company. The Company acquired bTrade, based on a valuation of bTrade as a going-concern, for consideration consisting of approximately 698,398 shares, valued at $4.795 per share, of Company common stock, $0.2 million of cash, and the repayment of approximately $1.3 million of existing bTrade indebtedness. The 698,398 shares of the Company’s stock includes 10% of the shares being held in escrow subject to potential working capital adjustments, which may result in fewer shares being issued.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed on the effective date of the Webridge and bTrade acquisitions. The Company incurred approximately $186,000 and $200,000 of direct expenses related to the closing of the Webridge and bTrade acquisitions, respectively. Due to the timing of the acquisitions, the final allocations of the purchase prices are subject to change as the Company completes the valuation of the acquired assets and assumed liabilities.

	Webridge April 21, 2004	bTrade July 1, 2004
	(in thousands)
Assets:
Cash and cash equivalents	$—	$9
Trade accounts receivable, net	488	637
Other current assest	—	41
Total current assets	488	687
Property and equipment	70	90
Intangible assets, including in-process R&D	1,620	1,618
Goodwill	1,869	4,870
Other assets	300	—
Total assets	4,347	7,265
Liabilities:
Accounts payable	—	332
Accrued liabilities	422	764
Short term debt obligations(1)	—	1,306
Deferred revenue	377	1,316
Total liabilities	799	3,718
Net assets acquired	$3,548	$3,547

(1)          The acquired debt was paid immediately upon the closing of the acquisition of bTrade.

The following table sets forth the allocation, to date, of intangible assets to customer relationships, developed technology, trade names, order backlog as well as the in-process R&D charge recorded from the acquisition of bTrade. These intangible assets, as well as the goodwill recorded by the Company, will be evaluated, as required, to determine that the fair value of such assets do not exceed their recorded values. If an impairment exists, the carrying values of such assets will be reduced to their fair value.

	Customer Relationships(1)	Developed Technology(2)	Trade Names(3)	Order Backlog(4)	In process R&D(5)	Total
bTrade	$1,195	$274	$—	$143	$6	$1,618
Webridge	560	910	150	—	—	1,620
Allegis	466	—	—	—	—	466
Gross intangible assets and in-process R&D	2,221	1,184	150	143	6	3,704
Accumulated amortization to date	(356)	(119)	(22)	(35)	(6)	(538)
Balance at September 30, 2004	$1,865	$1,065	$128	$108	$—	$3,166
Amortization expense
Nine months ended September 30, 2004	$249	$119	$22	$35	$6	$431
Nine months ended September 30, 2003	68	—	—	—	—	68
Estimated amortization expense for the 12 months ended:
December 31, 2004	$396	$195	$35	$72	$—	$698
December 31, 2005	590	301	50	71	—	1,012
December 31, 2006	471	301	50	—	—	822
December 31, 2007	431	301	15	—	—	747
December 31, 2008	292	88	—	—	—	280

(1)          Customer relationships are amortized over 5 years for bTrade and Webridge, and over 3 years for Allegis

(2)          Developed technology is amortized over 5 years for bTrade and 4 years for Webridge

(3)          Trade names are being amortized over 3 years

(4)          Order backlog is being amortized over 1 year

(5)          In-process R&D is charged immediately to amortization of intangible assets on the statement of operations and comprehensive income (loss)

The following unaudited pro forma financial information for the three months ended September 30, 2003, and nine months ended September 30, 2004 and 2003 presents the consolidated operations of the Company as if all of the acquisitions had been made on January 1, 2003, after giving effect to certain adjustments for the pro forma acquisition as of the assumed January 1, 2003 acquisition date. As bTrade was acquired on July 1, 2004, the first day of the three months ended September 30, 2004, and Webridge was acquired in Q2, 2004, there is no need for pro forma statements for the three month ended September 30, 2004. Under the provisions of SFAS No. 142, goodwill acquired in transactions completed after June 30, 2001 is not amortized. As the acquisition of Allegis, Webridge and bTrade occurred subsequent to that date, these pro forma results do not reflect any goodwill amortization expense. The unaudited pro forma financial information is provided for informational purposes only, should not be construed to be indicative of the Company’s consolidated results of operations had the acquisition of Allegis, Webridge and bTrade been consummated on these earlier dates, and do not project the Company’s results of operations for any future period:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Revenues	NA	$7,124	$22,523	$22,631
Net income (loss)	NA	445	2,785	(11,329)
Basic net income (loss) per share	NA	$0.05	$0.27	$(1.20)
Diluted net income (loss) per share	NA	$0.05	$0.26	$(1.20)

5. RESTRUCTURING

During the second quarter of 2003, the Company continued to execute its restructuring plan following the Allegis acquisition. As part of this plan, certain redundant costs were eliminated. These actions resulted in the termination of approximately 15 employees primarily from the professional services, support and research and development departments. All of these employees were terminated in the second quarter of 2003. The Company also consolidated office space and included an additional restructuring charge for the remaining lease obligations on the Company’s excess office space in Chicago and Boston. In the third quarter of 2003, the Company reached a settlement with the Chicago landlord which involved the cancellation of the Company’s original lease obligation in exchange for a $900,000 cash payment. As of June 30, 2003, the total remaining lease obligation had been estimated at $1,865,000 and was included in the restructuring charge and accrual recorded during the second quarter. Accordingly, the Company reversed $965,000 of the restructuring accrual in the quarter ended September 30, 2003. In addition, recoveries in excess of carrying values of restructured assets were taken into income as a restructuring reversal in the quarter ended September 30, 2003.

In conjunction with a review of its cost structure, the Company also recorded a $1,586,000 asset impairment charge during the quarter ended June 30, 2003. This charge related to leasehold improvements associated with the excess office space, a redundant computer system and excess equipment totaling $1,004,000 in the aggregate and the write-off of certain third party software licenses related to products that had no projected sales and no plans for further development in the amount of $582,000.

As of September 30, 2004, the Company’s restructuring accrual covered obligations for final wage tax settlements and related professional fees in Europe and remaining lease commitments on excess office space in Boston. Due to the length of these lease agreements, payments against the restructuring accrual will be made through the quarter ending December 31, 2005. The following table contains the significant components of the restructuring charge and current year-to-date activity relating to those components.

	Accrual at December 31, 2003	2004 YTD cash payments	Balance at September 30, 2004
Employee severance, benefits and related costs	$121	$(111)	$10
Facilities related costs	152	(55)	97
Legal costs and other	30	—	30
Total	$303	$(166)	$137

6. SPECIAL DIVIDEND

On May 1, 2003, the Company announced that its Board of Directors had declared a special cash dividend in the amount of $2.50 per share of common stock (“Special Dividend”). The Special Dividend was paid on June 4, 2003 to stockholders of record as of May 20, 2003. For Federal income tax purposes, the Special Dividend is to be treated as a non-taxable return of capital or taxable in part as a capital gain, to the extent the Special Dividend exceeds the stockholder’s tax basis in the stock. The outstanding shares as of May 20, 2003 were 8,136,643 shares resulting in a total special dividend payment of $20,342,000.

7.  COMMITMENTS AND CONTINGENCIES

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of others.” Under the Company’s standard software license agreements, the Company agrees to indemnify, defend and hold harmless its licensees’ use of Company software from and against certain losses, damages and costs arising from claims alleging the licensees’ use of Company software infringes on the intellectual property rights of a third party.   The indemnification is contingent upon  (a) the customer providing the Company with prompt written notice of such claims; (b) the customer providing reasonable cooperation to the Company in the defense and settlement of such claim, at the Company’s expense; and (c) the Company having sole authority to defend or settle the claim. Historically, the Company has not been required to pay material amounts in connection with claims asserted under these provisions, and accordingly, the Company has not recorded a liability relating to such provisions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated condensed financial statements and notes elsewhere in this quarterly report.

Overview

Click Commerce, Inc. (“Click Commerce” or the “Company”) provides collaborative extranet solutions that optimize business relationships for companies in the manufacturing, high-technology, retail, financial services, health care, and higher education markets. The Company’s secure, Internet-based software products, along with supplemental integration, hosting, and business consulting services assist our customers in managing their collaborative commerce, channel management, and compliance automation business initiatives.  The Company commenced operations on August 20, 1996.

Effective as of March 24, 2003, the Company acquired Allegis Corporation (“Allegis”), a privately-held California corporation engaged in licensing partner relationship management software and providing professional implementation services, hosting, and maintenance services related to its software. Results of Allegis’ operations have been included in the Company’s consolidated financial statements since March 24, 2003. Allegis, a wholly-owned subsidiary of the Company, broadened the Company’s installed base and product offerings and expanded its market share within the partner relationship management area especially in the high technology and financial services verticals. Allegis contributed revenues related to hosting and license subscriptions as well as adding additional software license, maintenance and professional services revenues to the consolidated results. Prior to the Allegis acquisition, the Company did not sell hosting and license subscriptions..

Effective April 21, 2004, the Company completed its acquisition of substantially all the operating assets of Webridge, Inc. (“Webridge”), a privately-held Delaware corporation based in Beaverton, Oregon. Pursuant to the Asset Purchase Agreement, dated as of March 17, 2004 and amended March 30, 2004, Click-Webridge, Inc. purchased substantially all of the operating assets of Webridge. The Company acquired the operating assets of Webridge, Inc., based on a valuation of Webridge as a going-concern, for consideration consisting of 615,303 shares of Click Commerce, Inc. common stock, valued at $5.766 per share, including certain shares used for working capital adjustments.  The acquisition of Webridge has broadened the Company’s position in the areas of compliance automation and grant management within the higher education and healthcare markets as well as expand its market share within partner collaborative commerce.

On July 1, 2004, Click Commerce, Inc. acquired bTrade, Inc. (“bTrade”), a privately-held Texas corporation based in Irving, Texas. Pursuant to an Agreement and Plan of Merger, dated as of June 17, 2004, bTrade became a wholly-owned indirect subsidiary of the Company. The Company acquired bTrade, based on a valuation of bTrade as a going-concern, for consideration consisting of 698,398 shares, valued at $4.795 per share, of Company common stock, $0.2 million of cash, and the repayment of approximately $1.3 million of existing bTrade indebtedness. The 698,398 shares of the Company’s stock includes 10% of the shares being held in escrow subject to potential working capital adjustments, which may result in fewer shares being issued. The Company plans to use its synchronization products, which are an important reference technology for radio frequency identification (RFID), to increase its product offerings in the RFID market to serve multi-tier and retail channels.

As a result of the integration of the acquired companies’ personnel and products, the common business problems the Company solves and the common management team, the Company has presented the business overview and results of Click Commerce and the acquired companies on a consolidated basis.

The Company focused its efforts in 2003 on achieving profitability. In the nine months ended September 30, 2004, the Company’s focus has been on maintaining and increasing its profitability. The

Company plans to continue investing in new and improved product offerings and in increasing the exposure of the Company’s products and services through its targeted marketing programs. The Company believes that each investment must be prudently made and justified by the expected return on such investment.

The Company offers several licensing and service options for its software products. Customers can either purchase a perpetual software license or enter into a subscription license contract. Customers may also choose to use the Company’s hosting services for their software license or install the software on servers within their own internal environments. Subscription licenses are only available to customers who also use the Company’s hosting services.

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

The Company depends on several factors to increase revenue and maintain profitability including adding new customers, maintaining its current base of subscription, hosting and maintenance revenues, and improving the gross margins of its professional services. Adding new customers is the primary responsibility of the sales department. Maintaining the other revenue streams is the responsibility of the professional services department. The Company has developed compensation structures for these departments that it believes provide appropriate incentives for achievement of their respective goals.

The Company’s revenue is principally derived from sales of perpetual licenses for, or subscriptions to, its software. The Click Commerce software suite consists of extranets and related applications to manage collaborative commerce and compliance automation. The Company also recognizes revenue from services, including business consulting, implementation, maintenance, training and hosting services.

Cost of product license revenues includes production and shipping expenses, which are expensed as incurred, as well as costs of licensing third party software incorporated into or required by the Company’s products. These third party license costs are expensed as the products are delivered on perpetual licenses or subscriptions or as maintenance to the extent that the third party license costs related to those product offerings. Cost of service revenues includes salaries and related expenses for professional services and technical support personnel who provide implementation services, maintenance and hosting services, as well as an allocation of data processing and overhead costs which are expensed as incurred.

Operating expenses are classified into five general categories: sales and marketing, research and development, general and administrative, amortization of stock-based compensation and amortization of intangible assets. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for executive management, finance and administrative employees, legal and accounting services, and corporate liability insurance. Amortization of stock-based compensation represents the amortization over the related service period of the difference between the exercise price of options granted and the deemed fair market value of the underlying common stock on the date of grant. Amortization of intangible assets represents amortization expense for certain customer relationships, acquired technologies, trade names and order backlog with finite useful lives. These intangible assets were recorded in connection with the acquisitions of Allegis Corporation during the first quarter of 2003, Webridge Inc. during the second quarter of 2004, and bTrade, Inc. on July 1, 2004, and are amortized over their useful lives, which range from one to five years.

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, the Company makes certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company’s critical accounting policies include revenue recognition and any resulting deferral of revenues and related costs, the estimation of credit losses on accounts receivable, the application of purchase accounting and the valuation of deferred tax assets. There has been no change to these policies. For a discussion of these critical accounting policies, see “Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

Results of Operations

The following table sets forth selected unaudited financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	(in 000’s)	% of Revenue	(in 000’s)	% of Revenue	(in 000’s)	% of Revenue	(in 000’s)	% of Revenue
Revenues:

Product license	$1,221	17.4%	$584	11.6%	$3,081	16.6%	$1,452	11.1%
Subscription	714	10.1%	571	11.3%	1,501	8.1%	1,515	11.6%
Total product	1,935	27.5%	1,155	22.9%	4,582	24.7%	2,967	22.7%
Maintenance and hosting	2,682	38.1%	1,692	33.6%	6,397	34.5%	4,868	37.3%
Consulting and implementation services	2,419	34.4%	2,194	43.6%	7,537	40.7%	5,209	39.9%
Total service	5,101	72.5%	3,886	77.1%	13,934	75.3%	10,077	77.3%
Total	7,036	100.0%	5,041	100%	18,516	100%	13,044	100%
Cost of revenues:
Product	35	0.5%	69	1.4%	121	0.7%	295	2.3%
Consulting and implementation service.	2,526	35.9%	2,197	43.6%	7,208	38.9%	6,310	48.4%
Total cost of revenues	2,561	36.4%	2,266	45.0%	7,329	39.6%	6,605	50.6%
Gross profit	4,475	63.6%	2,775	55.0%	11,187	60.4%	6,439	49.4%
Operating expenses:
Sales and marketing	1,084	15.4%	676	13.4%	2,362	12.8%	2,508	19.2%
Research and development	1,007	14.3%	587	11.6%	2,072	11.2%	1,928	14.8%
General and administrative	856	12.2%	891	17.7%	2,971	16.0%	3,737	28.6%
Amortization of stock-based compensation	—	—	8	0.2%	21	0.1%	51	0.4%
Amortization of intangibles assets	262	3.7%	40	0.8%	431	2.3%	68	0.5%
Restructuring and other charges (recoveries)	—	—	(983)	(19.5)%	—	—	2,959	22.7%
Total operating expenses	3,209	45.6%	1,219	24.2%	7,857	42.4%	11,251	86.3%
Operating income (loss)	$1,266	18.0%	$1,556	30.8%	$3,330	18.0%	$(4,812)	(36.9)%

Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003

Revenue

Total revenue increased approximately $2.0 million, or 39.7%, to $7.0 million for the three months ended September 30, 2004 from $5.0 million for the three months ended September 30, 2003. Product license revenue consists of revenue from separate product-only agreements and from multiple element agreements accounted for under the percentage-of-completion method using hours of input in relation to the estimate of total hours to complete the engagements. Product license revenue increased by $0.6 million, or 109.1%, as a result of the acquisition of Webridge and bTrade. These acquisitions accounted for 51% of license revenue. Subscription revenue increased by $0.1 million or 25.0%. This increase is a direct result of the bTrade acquisition. Maintenance and hosting revenues increased by $1.0 million or 58.5% to $2.7 million for the three months ended September 30, 2004. The increase is attributable to the acquisitions of Webridge and bTrade as well as a 10% increase in the Company’s existing business maintenance revenue. Consulting and implementation service revenue is comprised of fees related to time and materials, and other service agreements, maintenance, hosting, training and needs analyses, as well as multiple element agreements accounted for under the percentage-of-completion method using hours of input in relation to the estimate of total hours to complete the engagements. Consulting and implementation services revenues increased by $0.2 million, or 10.3%, over the prior year quarter arising from Webridge and bTrade consulting and implementation service revenues. Webridge and bTrade made up 35% of consulting and implementation services revenue for the three months ended September 30, 2004. Consulting and implementation services revenue increases are generally related to new license transactions or as follow-on service contracts. Service revenues are generated in situations when a customer purchases a license from the Company and uses the Company’s service staff to install and integrate the licensed software.

Cost of Revenue

Total cost of revenue increased by $0.3 million to $2.6 million for the three months ended September 30, 2004. This cost of revenue increase is a result of an increase in employee compensation. The increase in employee compensation is directly related to the acquisition of bTrade and Webridge. Cost of product revenue decreased by $0.03 million, or 49.3%, due to lower royalty fees for licensed third party software that is embedded in the Company’s products or incorporated in the Company’s product offerings. Gross profit margins increased to 63.6% for the three months ended September 30, 2004, compared to 55.0% for the three months ended September 30, 2003. The gross margin increase of 8.6% is due to an improvement in the utilization rate of professional service staff, and the increase in higher margin subscription and license revenue. Product revenue represented 27.5% of total revenues for the three months ended September 30, 2004 versus 22.9% for the three months ended September 30, 2003.

Operating Expenses

Sales and Marketing.   Sales and marketing expenses increased by approximately $0.4 million, or 60.4%, to $1.1 million for the three months ended September 30, 2004 from $0.7 million for the three months ended September 30, 2003. The increase in sales and marketing expense was directly attributable to the acquisition of bTrade and Webridge. The acquisitions of Webridge and bTrade increased the Company’s sales force headcount by approximately 100%.

Research and Development.   Research and development expenses increased by approximately $0.4 million, or 71.6%, to $1.0 million for the three months ended September 30, 2004, compared to $0.6 million for the comparable prior year three-month period. This increase was almost entirely attributable to an increase in employee compensation and related costs. The Webridge and bTrade acquisitions resulted in an increase in the Company’s employee compensation expense by $0.3 million. To date, all software development costs have been expensed as incurred.

General and Administrative.   General and administrative expenses decreased by approximately $0.04 million, or 3.9%, to $0.86 million  for the three months ended September 30, 2004 from $0.89 million for the three months ended September 30, 2003.  The decrease is attributable to a 4% decrease in employee compensation and related costs. The bTrade acquisition had no significant impact on general and administrative expenses as the Company immediately eliminated substantially all such expenses.

Amortization of Intangible Assets.   The increase in amortization of intangibles relates to the intangible assets acquired in the acquisitions of bTrade and the operating assets of Webridge. These intangible assets have useful lives that range from one to five years and accounted for the entire $0.2 million increase in amortization expense for the quarter ended September 30, 2004.

Restructuring and other charges.   In the quarter ended September 30, 2003, the Company continued to execute its plan of reorganization following the Allegis acquisition. As part of this plan, certain redundant costs were eliminated and a restructuring charge was recorded in the second quarter of 2003 for excess lease costs and severance and other benefit costs involving the termination of 15 employees. In the third quarter of 2003, the Company reached a settlement with the landlord for its vacant office space in Chicago that resulted from its consolidation efforts in the second quarter. This agreement resulted in the cancellation of the Company’s original lease obligation in exchange for a $0.9 million cash payment. As of June 30, 2003, the total cost of this lease had been estimated at $1.9 million and was included in the restructuring charge and accrual recorded during the second quarter. Accordingly, the Company reversed $1.0 million of the restructuring accrual in the quarter ended September 30, 2003 as a result of the lease settlement. The Company also recorded a recovery of $18,000 during the third quarter of 2003 related to the sale of impaired assets that were no longer recorded on the Company’s books.

Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003

Revenue

Total revenue increased by approximately $5.5 million, or 42.0%, to $18.5 million for the nine months ended September 30, 2004 from $13.0 million for the nine months ended September 30, 2003. Product license revenue consists of revenue from separate product-only agreements and from multiple element agreements accounted for under a percentage-of-completion basis using hours of input in relation to the estimate of total hours to complete the engagements.  Product license revenue increased by $1.6 million, or 112.2%, as a result of an increase in the number of new contracts in the nine months ended September 30, 2004. The increase in the number of licenses sold is related to the three acquisitions made by the Company over the last 18 months. Webridge and bTrade accounted for 36% of license revenue for the nine months ended September 30, 2004. Maintenance and hosting revenues increased by $1.5 million, or 31.4% for the nine months ended September 30, 2004 to $6.4 million. The increase can be attributed to the inclusion of a full nine months of Allegis’s operations in 2004 compared to only six months of Allegis’s operations included in the Company’s results of operations for the nine months ended September 30, 2003. Allegis contributed an additional $1.5 million in maintenance and hosting revenue for the nine months ended September 30, 2004. The acquisition of bTrade also contributed to the increase in maintenance and hosting revenues. Consulting and implementation service revenue, comprised of fees related to time and materials service contracts, training and needs analyses, as well as multiple element agreements accounted for under the percentage of completion method using hours of input in relation to the estimate of total hours to complete the engagements, increased by $2.3 million, or 44.7%, over the prior nine month period. The increase in consulting and implementation services revenue is generally related to new license transactions or as follow on service contracts. Webridge and bTrade contributed 21% of consulting and implementation services revenue for the nine months ended September 30, 2004. Allegis had a 41% increase in consulting and implementation service revenue for the nine months ended September 30, 2004.

The results for the first nine months of 2004 and 2003 include the revenues and costs for Allegis Corporation beginning on the March 24, 2003 acquisition date through the period ended September 30, 2004. Webridge was acquired by the Company on April 21, 2004. Therefore, 160 days of Webridge’s operations are included in the Company’s revenues and expenses. bTrade was acquired on July 1, 2004. Therefore 92 days of bTrade’s operations are included the Company’s results of operations for the nine months ended September 30, 2004.

Cost of Revenue

Total cost of revenue increased approximately $0.7 million, or 11.0% to $7.3 million for the nine months ended September 30, 2004 compared to $6.6 million for the nine months ended September 30, 2003. This cost of revenue increase is primarily a result of direct costs associated with increased revenues. The increase in direct cost is predominately made up of higher employee compensation and related costs as a result of the Webridge and bTrade acquisitions.   Cost of product revenue decreased by $0.2 million or 60.0% due to lower royalty fees for licensed third party software that is embedded in the Company’s products or incorporated in the Company’s product offerings. The Company’s gross profit margin increased to 60.4% for the nine months ended September 30, 2004, compared to 49.4% for the nine months ended September 30, 2003. The increase in the gross profit margin is principally due to the increase in product revenue as a percentage of total revenue. Product revenue made up 24.7% of total revenues for the nine months ended September 30, 2004 versus only 22.7% for the same period in 2003. In addition, the increase can be attributed to better utilization on the service side. Gross margins related to consulting and implementation revenues increased by 10.9%.

Operating Expenses

Sales and Marketing.   Sales and marketing expenses decreased by approximately $0.1 million, or 5.8%, to $2.4 million for the nine months ended September 30, 2004 from $2.5 million for the nine months ended September 30, 2003. The $0.1 million decrease in sales and marketing expense is related to a $0.9 million decrease in the Company’s pre-existing operations partially offset by a $0.8 million increase in compensation attributable to the acquisition of Webridge and bTrade.

Research and Development.   Research and development expenses increased by $0.1 million or 7.5%, to $2.1 million for the nine months ended September 30, 2004, compared to $1.9 million for the prior year nine-month period. This increase is due to a $0.3 million or 20.4% increase in personnel costs partially offset by lower third party contractor costs, and lower discretionary spending.  The increase in personnel costs relates to $0.5 million in additional costs relating to the Webridge and bTrade acquisitions, slightly offset by a $0.4 million decrease in the Company’s existing personnel costs. To date, all software development costs have been expensed as incurred.

General and Administrative.   General and administrative expenses decreased by approximately $0.8 million, or 20.5%, to $3.0 million for the nine months ended September 30, 2004 from $3.7 million for the nine months ended September 30, 2003.  The decrease in 2004 is primarily attributable to $0.7 million of non-recurring legal and consulting expenses related to the Company’s consideration of an unsolicited acquisition proposal and the costs incurred in connection with the payment of the June 4, 2003, $2.50 per share special dividend in the prior year nine month period.

Amortization of Intangible Assets.   The increase in amortization of intangibles relates to the intangible assets acquired with the acquisitions of Allegis, and bTrade and the operating assets of Webridge. The amortization of these assets ranges from one to five years and accounted for the $0.4 million increase in amortization expense for the nine months ended September 30, 2004.

Restructuring and other charges.   In the quarter ended September 30, 2003, the Company continued to execute its plan of reorganization following the Allegis acquisition. As part of this plan, certain redundant costs were eliminated and a restructuring charge of $2.3 million was recorded in the second quarter of 2003. The restructuring charge primarily related to $2.1 million of excess lease costs in two locations and severance and other benefit costs of $0.2 million for the termination of 15 employees. In the third quarter of 2003, the Company reached a settlement with the landlord for its vacant office space in Chicago that resulted from its consolidation efforts in the second quarter. This agreement resulted in the cancellation of the Company’s original lease obligation in exchange for a $0.9 million cash payment. As of June 30, 2003, the total cost of this lease had been estimated at $1.9 million and was included in the restructuring charge and accrual recorded during the second quarter. Accordingly, the Company reversed $1.0 million of the restructuring accrual in the quarter ended September 30, 2003 as a result of the lease settlement. The Company also recorded a recovery of $18,000 during the third quarter of 2003 related to the sale of impaired assets that were no longer recorded on the Company’s books.

The Company also recorded a $1.6 million asset impairment charge in the second quarter of 2003. This charge related to leasehold improvements associated with excess office space, a redundant computer system and excess equipment totaling $1.0 million and the write-off of certain third party software licenses related to products that had no projected sales and no plans for further development in the amount of $0.6 million.

Liquidity and Capital Resources

At September 30, 2004, the Company had $11.5 million of cash and cash equivalents, consisting primarily of the remaining proceeds from its initial public offering in 2000 and after the payment of the $20.3 million special dividend. The special dividend of $2.50 per share was declared on May 1, 2003 payable on June 4, 2003 to shareholders of record as of May 20, 2003.

Net cash provided by operating activities was $1.7 million for the nine months ended September 30, 2004. The $1.7 million was the product of net income and adjustments for depreciation, amortization and bad debt expense, as partially offset by increases resulting from changes in working capital and other accounts. Sources of cash from operations include $3.4 million in net income, $0.8 million in depreciation and amortization, $0.2 million in provision for doubtful accounts and an increase in the compensation accruals of $0.3. The increase in the compensation accrual is directly related to the Company having approximately 60 additional employees at September 30, 2004 versus December 31, 2003. These amounts were partially offset by increases to accounts receivable of $1.3 million, and decreases of deferred revenue of $1.4 million and accrued expenses of $0.3 million. The increase in receivables, net of receivables acquired (see Note 4) was a result of an increase in sales in the third quarter of 2004. The decrease in deferred revenue, net of deferred revenue acquired (see Note 4), results from a significant portion of the Company’s maintenance contracts that are renewed in the first quarter of the calendar year, and then amortized over the following quarters. The decrease in accrued liabilities, net of accrued liabilities acquired (see Note 4), resulted mainly from payments of $0.2 million of restructuring accruals.

Net cash used in investing activities was $2.1 million for the nine months ended September 30, 2004, consisting mainly of cash used in the acquisition of bTrade of $1.6 million, net of cash acquired, and cash used in the acquisition of Webridge of $186,000. In addition, the Company used $0.2 million to purchase property and equipment.

Net cash provided by financing activities was approximately $27,000 for the nine months ended September 30, 2004, reflecting  cash proceeds received from the exercise of stock options, partially offset by payments made under capital lease obligations totaling $69,000.

As part of the Allegis acquisition, the Company assumed a letter of credit securing an office lease in San Francisco. The letter of credit expires on September 30, 2005 and currently has a balance of $0.2 million. The Company has a letter of credit in the amount of $0.3 million securing an office lease in Beaverton, Oregon as a result of the Webridge asset purchase. The Company also has an outstanding letter of credit in an original amount of approximately $0.8 million in connection with an insurance premium finance agreement. The insurance premium letter of credit declines on a monthly basis, beginning in November 2004, until it expires on November 1, 2005. This letter of credit is secured by a line of credit that expires on June 30, 2005.  The Company has also secured letters of credit, relating to the Allegis and Webridge leases, with cash deposits which are classified in other current assets on the September 30, 2004 balance sheet. These assets were classified in other current assets because the letters of credit expire within the next 12 months.

As a result of larger than anticipated restructuring and asset impairment charges in the second quarter of 2003 and the payment of the $2.50 per share special dividend on June 4, 2003, the Company fell below the $10 million minimum stockholders’ equity requirement to maintain listing on the NASDAQ National Market (“NNM”). NASDAQ formally notified the Company in the third quarter of 2003 that unless the Company could demonstrate compliance with the minimum shareholders’ equity requirement, the Company’s shares would either be delisted, or, upon request of the Company, transferred to the NASDAQ Small Cap Market. In October of 2003, the Company presented a plan to achieve compliance with NNM requirements through the achievement of profitability in the second half of 2003 and the exercise of stock options by the Company’s CEO. Subject to the successful implementation of this compliance plan, the Company was released from all delisting actions and allowed to remain in good standing with the NNM. The Company is currently in compliance with all listing requirements of the NNM.

On April 21, 2004, the Company completed its acquisition of substantially all the operating assets of Webridge. The acquisition was completed in exchange for 615,303 shares of Company stock valued at $5.766 per share, which was the average closing price of the Company’s stock two days prior to through two days after March 17, 2004.

On July 1, 2004, Click Commerce, Inc. acquired bTrade, Inc. (“bTrade”), a privately-held Texas corporation based in Irving, Texas. Pursuant to an Agreement and Plan of Merger, dated as of June 17, 2004, bTrade became a wholly-owned indirect subsidiary of the Company. The Company acquired bTrade, based on a valuation of bTrade as a going-concern, for consideration consisting of 698,398 shares, valued at $4.795 per share, which was the average closing price of the Company’s stock two days prior to May 21, 2004, through the two days following May 21, 2004, of Company common stock, $0.2 million in cash, and the repayment of approximately $1.3 million of existing bTrade indebtedness. The 698,398 shares of the Company’s stock includes 10% of the shares being held in escrow subject to potential working capital adjustments, which may result in fewer shares being issued

The Company continues to evaluate strategic alternatives, including opportunities to strategically grow the business, enter into strategic relationships, make acquisitions, or enter into business combinations. The Company can provide no assurance that any such strategic alternatives will come to fruition and may elect to terminate such evaluations at any time.

The Company may use cash resources to fund investments in complementary businesses or technologies but believes that its working capital will be sufficient for at least the next twelve months. The Company has no current plans to raise additional equity to finance existing operations during the next twelve months, although such plans are subject to change due to business and market conditions. Thereafter, the Company may find it necessary to obtain additional equity or debt financing, although the Company does not currently foresee a need for additional cash resources for long-term needs. In the event additional financing is required, the Company may not be able to raise it on acceptable terms or at all.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended:

Statements in this Form 10-Q that are not historical facts and refer to the Company’s future prospects are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate” and other similar words and expressions. The statements are subject to risks and uncertainties and actual results may differ materially from those indicated by these forward-looking statements as a result of various factors, including but not limited to the extent of customer acceptance and utilization of the Company’s channel management solutions, the impact of competitive products and services, the Company’s ability to develop new and enhanced versions of its products and services, the effect of economic and business conditions, the volume and timing of customer contracts and related approval processes, capital and intellectual property spending of the Company’s target customers, changes in technology, deployment delays or errors associated with the Company’s products, the ability of the Company to integrate acquired businesses or products and the Company’s ability to protect its intellectual property rights. For a discussion of these and other risk factors that could affect the Company’s business, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which is on file with the Securities and Exchange Commission.

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

Foreign Currency Exchange Rate Risk

To date, substantially all of the Company’s recognized revenues have been denominated in U.S. dollars and primarily from customers in the United States and the exposure to foreign currency exchange rate changes has been immaterial. The Company expects, however, that future product license and professional services revenues may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. Furthermore, to the extent the Company engages in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company’s products less competitive in international markets. Although the Company will continue to monitor its exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, there is no assurance that exchange rate fluctuations will not adversely affect financial results in the future.

Interest Rate Risk

As of September 30, 2004, the Company had cash and cash equivalents of $11.5 million. Rising interest rates will increase interest income from short-term investments. Based upon the balance of cash and cash equivalents at September 30, 2004, a change in interest rates of 0.5% would cause a corresponding change in annual interest income of less than $0.1 million.

Item 4.   Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, modified as described below, are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Subsequent to the end of the period covered by this quarterly report, the Company, in conjunction with the Company’s independent public accountants, KPMG LLP (“KPMG”), determined that the revenue from two customer contracts should be recognized on a pro rata basis over the likely term of those contracts (4 quarters in one case and 8 quarters in the other), rather than being recognized in full during the third quarter. As a result, the Company’s financial results for the third quarter of 2004 contained in this Form 10-Q report differ from the Company’s financial results announced in the Company’s October 26, 2004 press release, quarterly earnings conference call and related Form 8-K report as follows:  the Company’s revenues and net income each have been reduced by $94,000 (from $7,130,000 to $7,036,000 for revenues and from $1,464,000 to $1,370,000 for net income). The Company’s previously-announced diluted earnings per share of $0.14 for the third quarter was not affected by this change.

In connection with performing a review of the Company’s interim financial information, KPMG issued a letter to the Company to communicate the control deficiencies that were considered to be a material weakness. KPMG indicated, and the Company agreed that, the Company’s quarter-end reporting schedule is too compressed, allowing insufficient time for the Company to perform adequate reviews of its accounting records and prepare appropriate support for the accounting positions taken by the Company, and for its independent public accountants to complete its review of the Company’s financial statements, prior to the Company’s release of its financial results. Consequently, the Company has determined that, for future periods, it will release its quarterly financial results to the public on a date closer to the due date for the filing of its Form 10-Q, thereby increasing the time available for its internal review of accounting issues and for its independent public accountants’ review of the Company’s financial statements. The Company believes that this modification to its operating procedures will rectify the material weakness in its internal controls identified by KPMG. This change may also result in the Company scheduling its earning release and related conference call with somewhat less prior notice than it has historically provided to investors.

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits:

The following exhibits are filed as part of this Form 10-Q.

Exhibit Number	Description
2.3*	Plan of Merger Agreement, dated as of July 1, 2004, between Click Commerce Inc. and bTrade, Inc. (“bTrade Purchase Agreement”)
31.1	Certification of Michael W. Ferro, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael W. Nelson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Michael W. Ferro, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Michael W. Nelson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 6, 2004

(b)   Reports on Form 8-K

The Company filed a Current Report on Form 8-K/A dated July 2, 2004 to amend Item 7 of the Original Filing dated April 21, 2004, to include the financial statements of Webridge Inc., required by Items 7(a) and 7(b).

The Company filed a Current Report on Form 8-K on July 6, 2004, to report the Plan of Merger Agreement between Click Commerce Inc. and bTrade, Inc..

The Company filed a Current Report on Form 8-K on July 29, 2004, to report the issuance of a press release setting forth the Company’s second quarter 2004 earnings.

The Company filed a Current Report on Form 8-K/A on September 13, 2004 , to amend Item 7 of the Form 8-K dated July 6, 2004, to include the financial statements of bTrade Inc., required by Items 7(a) and 7(b)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Click Commerce, Inc.
By:	/S/ MICHAEL W. NELSON
Michael W. Nelson Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: November 15, 2004