Form 10-K/A
period 2003-12-31
CLICK COMMERCE INC
filed 2005-02-04
CIK 1107050

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note:

        This Form 10-K/A amends the annual report of Click Commerce, Inc. on Form 10-K for the year ended December 31, 2003, referred to as the "2003 Form 10-K," filed with the SEC on March 30, 2003. This Amendment No. 1 to Form 10-K/A (this "Amendment") is being filed to clarify certain language found throughout the document relating to revenue recognition, and to reclassify items previously listed as "Restructuring and other" into "Impairment of third party licenses" on the statement of operations.

        This amendment is limited in scope to the portions of the 2003 Form 10-K set forth above and does not amend, update or change any other items or disclosures contained in the original 2003 Form 10-K.

CLICK COMMERCE, INC.

INDEX

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

        We currently market our products and integration services through our direct sales force, primarily to large, global companies that have large distribution networks.

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

Research and Development

        We have made and will continue to make investments in research and development through internal development, technology, acquisitions and business development relationships. In fiscal 2003, 2002 and 2001, we spent approximately $2,411,000, $4,230,000 and $9,656,000, respectively, on research and development. Our research and development staff is responsible for enhancing our existing products and services and expanding our product line and services offered. Our current product development activities focus on product enhancements to increase the robustness, functionality and ease of integration of our configurable applications and the integration of external services and partner technology.

Sales and Marketing

        We market our applications and services through our direct sales force. Our sales force is assisted throughout the sales process by a team consisting of a Click Commerce business consultant, technical consultant, and a project manager. This team oversees the project from start to finish and is responsible for installing the partner relationship management solution as promptly as possible. To complement our direct sales efforts, we also use methods such as telemarketing, direct mail campaigns, Website marketing and speaking engagements to build market awareness of Click Commerce and our applications and to generate leads. Our clients have historically provided strong references to our prospects and the industry analyst community.

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

	Year ended December 31
	2003(a)	2002(a)	2001(a)	2000(a)	1999(a)
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$18,189	$18,276	$43,855	$36,680	$10,031
Cost of revenue(b)	9,298	10,107	13,383	10,826	2,749

Gross profit	8,891	8,169	30,472	25,854	7,282
Operating expenses:
Sales and marketing(b)	3,409	9,237	23,286	17,853	2,810
Research and development(b)	2,411	4,230	9,656	6,895	729
General and administrative(b)	4,520	4,613	8,528	7,314	2,762
Amortization of stock-based compensation	58	236	2,124	2,630	467
Amortization of intangible assets	107	—	—	—	—
Restructuring and other charges	2,378	1,214	1,827	—	—

Total operating expenses	12,883	19,530	45,421	34,692	6,768

Operating income (loss)	(3,992)	(11,361)	(14,949)	(8,838)	514

Other income	341	1,031	1,641	1,555	101
Income tax expense (benefit)	—	—	3,492	(2,050)	298

Net income (loss)	(3,651)	(10,330)	(16,800)	(5,233)	317
Accretion related to redeemable preferred stock	—	—	—	(8,093)	(3,712)

Net loss available to common shareholders	$(3,651)	$(10,330)	$(16,800)	$(13,326)	$(3,395)

Basic and diluted net loss per common share	$(0.45)	$(1.28)	$(2.15)	$(2.18)	$(0.70)

Weighted average common shares outstanding—basic and diluted	8,163,223	8,064,044	7,811,945	6,124,993	4,874,316

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$11,863	$34,013	$40,677	$51,318	$6,304
Working capital	9,245	32,131	40,510	51,440	5,019
Total assets	19,194	42,282	54,694	69,756	9,934
Capital lease obligations, less current portion	—	47	727	397	84
Convertible participating preferred stock	—	—	—	—	14,312
Total shareholders' equity (deficit)	11,049	34,521	44,438	56,616	(8,586)

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

        For software subscriptions, the Company applies revenue recognition principles in accordance with the guidance provided by Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." The arrangement fee related to multi-element arrangements should be allocated to the individual elements in accordance with EITF 00-21 based upon verifiable, objective evidence of the fair values of each accounting unit. The Company's subscription arrangements with customers generally include several elements, including (1) strategic consulting services, (2) set-up and software subscription services, and (3) hosting services. Set-up and subscription are presented as subscription revenues. If the arrangement includes consulting or hosting services, those elements are presented as consulting service or hosting revenue, respectively, based on the individual contracts. Under SAB No. 104 "Revenue Recognition," costs associated with set-up and implementation of the subscriptions may be expensed as incurred or deferred and recognized over the term of the related arrangement. The Company has elected to defer such costs. Total arrangement revenues and direct costs are deferred until customer acceptance has occurred and the software subscription service begins. Revenues and direct costs are then amortized ratably to revenue and expense over the noncancelable contractual term, which is normally 12-24 months.

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

Results of Operations

        The following table sets forth selected financial data for the years indicated in dollars and as a percentage of total revenue.

	2003		2002		2001
	in 000's	% of Revenue	in 000's	% of Revenue	in 000's	% of Revenue
Revenue
Product
Product license	$2,084	11.5%	$2,192	12.0%	$20,200	46.1%
Subscription	2,080	11.4	—	—	—	—

Total product	4,164	22.9	2,192	12.0	20,200	46.1
Service
Maintenance and hosting	6,728	37.0	7,060	38.6	5,798	13.2
Consulting and implementation service	7,297	40.1	9,024	49.4	17,857	40.7

Total service	14,025	77.1	16,084	88.0	23,655	53.9

Total revenues	18,189	100.0	18,276	100.0	43,855	100.0
Cost of revenues
Product license	341	1.9	705	3.9	1,505	3.4
Impairment of third party licenses	582	3.2	1,043	5.7	—	—
Service(a)	8,375	46.0	8,359	45.7	11,878	27.1

Total cost of revenues	9,298	51.1	10,107	55.3	13,383	30.5

Gross profit	8,891	48.9	8,169	44.7	30,472	69.5
Operating expenses:
Sales and marketing(a)	3,409	18.7	9,237	50.6	23,286	53.1
Research and development(a)	2,411	13.3	4,230	23.2	9,656	22.0
General and administrative(a)	4,520	24.9	4,613	25.2	8,528	19.5
Amortization of stock-based compensation	58	0.3	236	1.3	2,124	4.8
Amortization of intangible assets	107	0.6	—	—	—	—
Restructuring and other charges	2,378	13.1	1,214	6.6	1,827	4.2

Total operating expenses	12,883	70.8	19,530	106.9	45,421	103.6

Operating loss	$(3,992)	(22.0)%	$(11,361)	(62.2)%	$(14,949)	(34.1)%

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

  Cost of Revenue

        Total cost of revenue decreased by approximately $809,000, or 8.0%, to $9.3 million for the year ended December 31, 2003 from $10.1 million for the year ended December 31, 2002. This cost of revenue decrease was primarily a result of lower third party contractor costs and employee compensation and related costs due to a reduction in project management personnel and lower third party software license costs. Cost of product revenue decreased by $364,000, or 51.6%, to $341,000 due to lower royalty fees for licensed third party software that is embedded in the Company's products or incorporated in the Company's product offerings arising from lower product sales, as well as lower amortization of product packaging and other product costs. In addition, there was a decrease in charges for impairment of third party licenses of $461,000 or 44.2%. Total cost of service revenue remained relatively flat in 2003 at $8.4 million. Gross profit margins increased slightly to 48.9% for the year ended December 31, 2003, compared to 44.6% for the year ended December 31, 2002. The gross margin increase is due to higher margins on both product and services revenue, as well as a decrease in the charge for impaired third party licenses. Product margins were higher due to lower amortization of product-related costs. The increase in service margins was due to improved utilization rates for the professional services staff during the second half of 2003.

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

        The Company also recorded a $1.0 million asset impairment charge during the second quarter of 2003. This charge related to leasehold improvements associated with the excess office leases and a redundant computer system and excess equipment totaling $1.0 million. The Company also recorded a recovery of $18,000 during the third quarter of 2003 related to the sale of impaired assets that had been previously written off the Company's books.

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

  Cost of Revenue

        Total cost of revenue decreased by approximately $3.3 million, or 24.5%, to $10.1 million for the year ended December 31, 2002 from $13.4 million for the year ended December 31, 2001. This cost of revenue decrease was primarily a result of lower third party contractor costs and employee compensation and related costs due to a reduction in project management personnel, partially offset by a charge for the impairment of third party licenses of $1.0 million. Cost of product revenue decreased by $0.8 million, or 53.2%, to $0.7 million due to lower royalty fees for licensed third party software that are embedded in the Company's products or incorporated in the Company's product offerings, as well as lower amortization of product packaging and other product costs. Gross profit margins decreased to 44.7% for the year ended December 31, 2002, compared to 69.5% for the year ended December 31, 2001. The gross margin decrease was due to a decrease in product revenue as a percent of total revenue, as well as lower margins on both product and service revenue. The decrease in service margins was due to the following reasons: a classification of project management overhead in costs of services in 2002, which overhead costs were included with general and administrative costs in prior periods due to their allocation to internal projects that have since been completed or discontinued; lower average hourly rates; and a lower utilization rate for the professional services staff in the current year. Product margins were lower due to lower product revenues against which comparable product-related costs were amortized.

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

        As of December 31, 2003, the Company had the following contractual obligations outstanding:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	—	—	—	—	—
Capital lease obligations	69	69	—	—	—
Operating lease obligations	1,720	467	622	374	257
Purchase obligations	—	—	—	—	—
Other long-term liabilities	79	—	79	—	—

Total	1,868	536	701	374	257

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

  Independent Auditors' Report on Financial Statement Schedule

  Schedule II—Valuation and Qualifying Accounts

3.     Exhibits

        Exhibit Numbers 10.1 through 10.3, 10.7 through 10.13 and 10.15 are management contracts or compensatory plans or arrangements.

Exhibit Number	Description of Exhibit
2.1*	Agreement and Plan of Merger, dated as of March 21, 2003, by and among Click Commerce, Inc., Allegis Acquisition, Inc., Allegis Acquisition of California, Inc. and Allegis Corporation.
3.1**	Restated Certificate of Incorporation
3.2*^^^^^	Amended and Restated Bylaws
3.3*^^^^	Amendment to Certificate of Incorporation of Click Commerce, Inc.
4.1***	Specimen Common Stock certificate
4.2***	Amended and Restated Shareholders and Rights Agreement
10.1***	Amended and Restated Click Commerce, Inc. Stock Option and Stock Award Plan
10.2***	Click Commerce, Inc. Directors' Stock Option and Stock Award Plan
10.3***	Form of Indemnification Agreement entered into between Click Commerce, Inc. and its directors and executive officers
10.4***	Promissory Note, dated March 31, 2000, between Click Commerce, Inc. and American National Bank and Trust Company of Chicago
10.5***	Loan and Security Agreement, dated March 31, 2000, between Click Commerce, Inc. and American National Bank and Trust Company of Chicago
10.6***	Strategic Alliance Agreement with Andersen Consulting, LLP (now known as Accenture Ltd.).
10.7****	Release and Severance Agreement between Robert J. Markese and Click Commerce, Inc. dated as of September 30, 2001
10.8*^^	Release and Severance Agreement between William Conroy and Click Commerce, Inc. dated as of April 15, 2002

10.9*^	Employment Letter Agreement between Jon Niess and Click Commerce, Inc. dated October 24, 2001
10.10*^^^	Employment Agreement between Michael W. Nelson and Click Commerce, Inc. dated as of August 7, 2002
10.11*#	Employment Agreement between Michael W. Ferro, Jr., and Click Commerce, Inc. dated as of January 1, 2003.
10.12*#	Employment Agreement between Justin C. Dearborn and Click Commerce, Inc. dated as of November 18, 2002.
10.13*##	Stock Option Agreement of Michael W. Ferro, Jr.
10.14*###	Subleases Termination Agreement between Radian Guaranty Inc., and Click Commerce, Inc., dated as of August 29, 2003.
10.15#^	Employment Agreement between Daniel J. Taylor and Click Commerce, Inc. dated as of July 1, 2003.
21.1#^	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

#^
Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2003.

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of February, 2005.

CLICK COMMERCE, INC.
By:	/s/ MICHAEL W. NELSON Michael W. Nelson Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. FERRO, JR. Michael W. Ferro, Jr.	Chief Executive Officer and Chairman of the Board of Directors	February 4, 2005
/s/ EMMANUEL A. KAMPOURIS Emmanuel A. Kampouris	Director	February 4, 2005
/s/ WILLIAM J. DEVERS, JR. William J. Devers, Jr.	Director	February 4, 2005
Andrew J. McKenna	Director	February 4, 2005
/s/ JOHN F. SANDNER John F. Sandner	Director	February 4, 2005
/s/ SAMUEL K. SKINNER Samuel K. Skinner	Director	February 4, 2005

CLICK COMMERCE, INC.
INDEX TO FINANCIAL STATEMENTS

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REPORT

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

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

CLICK COMMERCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except per share data)

	Year ended December 31,
	2003	2002	2001
Revenues:
Product
Product license	$2,084	$2,192	$20,200
Subscription	2,080	—	—

Total product	4,164	2,192	20,200

Service
Maintenance and hosting	6,728	7,060	5,798
Consulting and implementation service	7,297	9,024	17,857

Total service	14,025	16,084	23,655

Total revenues	18,189	18,276	43,855
Cost of revenues:
Product license	341	705	1,505
Impairment of third party licenses	582	1,043	—
Service (exclusive of $7, $70, and $57 for 2003, 2002, and 2001, respectively, reported below as amortization of stock-based compensation)	8,375	8,359	11,878

Total cost of revenues	9,298	10,107	13,383

Gross profit	8,891	8,169	30,472
Operating expenses:
Sales and marketing (exclusive of $49, $104 and $1,811 for 2003, 2002, and 2001, respectively, reported below as amortization of stock-based compensation)	3,409	9,237	23,286
Research and development (exclusive of $2, $8 and $18 for 2003, 2002, and 2001, respectively, reported below as amortization of stock-based compensation)	2,411	4,230	9,656
General and administrative (exclusive of $0, $54 and $238 for 2003, 2002 and 2001, respectively, reported below as amortization of stock-based compensation)	4,520	4,613	8,528
Amortization of stock-based compensation	58	236	2,124
Amortization of intangible assets	107	—	—
Restructuring and other charges	2,378	1,214	1,827

Total operating expenses	12,883	19,530	45,421

Operating loss	(3,992)	(11,361)	(14,949)

Interest income	303	806	1,844
Interest expense	(15)	(75)	(103)
Other income (expense), net	53	300	(100)

Other income, net	341	1,031	1,641

Loss before income taxes	(3,651)	(10,330)	(13,308)
Income tax expense	—	—	3,492

Net loss	(3,651)	(10,330)	(16,800)
Basic and diluted loss per common share	$(0.45)	$(1.28)	$(2.15)

Weighted average common shares outstanding—basic and diluted	8,163,223	8,064,044	7,811,945
Comprehensive loss:
Net loss	$(3,651)	$(10,330)	$(16,800)
Foreign currency translation adjustment	(12)	23	6

Comprehensive loss	$(3,663)	$(10,307)	$(16,794)

        The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock			Accumulated other comprehensive income
			Additional paid-in capital		Deferred compensation	Treasury stock	Accumulated deficit
	Shares	Amount						Total
Balance at December 31, 2000	7,647,183	$8	$83,990	$119	$(6,827)	—	$(20,674)	$56,616
Amortization of deferred stock compensation	—	—	—	—	2,124	—	—	2,124
Amortization of deferred board compensation	—	—	405	—	—	—	—	405
Issuance of common stock related to board compensation	838	—	50	—	—	—	—	50
Deferred compensation related to cancelled options	—	—	(666)	—	964	—	—	298
Issuance of common stock upon exercise of stock options	400,284	—	1,739	—	—	—	—	1,739
Foreign currency translation adjustment	—	—	—	6	—	—	—	6
Net loss	—	—	—	—	—	—	(16,800)	(16,800)

Balance at December 31, 2001	8,048,305	8	85,518	125	(3,739)	—	(37,474)	44,438
Amortization of deferred stock compensation	—	—	—	—	236	—	—	236
Amortization of deferred board compensation	—	—	239	—	—	—	—	239
Issuance of common stock related to board compensation	6,411	—	25	—	(25)	—	—	—
Deferred compensation related to cancelled options	—	—	(313)	—	313	—	—	—
Write-off of cancelled warrant	—	—	(2,969)	—	2,969	—	—	—
Issuance of common stock upon exercise of stock options	67,171	—	32	—	—	—	—	32
Treasury stock	(29,064)	—	—	—	—	(117)	—	(117)
Common shares retired	(37)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	23	—	—	—	23
Net loss	—	—	—	—	—	—	(10,330)	(10,330)

Balance at December 31, 2002	8,092,786	8	82,532	148	(246)	(117)	(47,804)	34,521

Amortization of deferred stock compensation	—	—	—	—	58	—	—	58
Deferred compensation related to cancelled options	—	—	(167)	—	167	—	—	—
Issuance of common stock related to board compensation	15,951	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	252,631	—	475	—	—	—	—	475
Payment of dividends	—	—	(20,342)	—	—	—	—	(20,342)
Foreign currency translation adjustment	—	—	—	(12)	—	—	—	(12)
Net loss	—	—	—	—	—	—	(3,651)	(3,651)

Balance at December 31, 2003	8,361,368	$8	$62,498	$136	$(21)	$(117)	$(51,455)	$11,049

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(3,651)	$(10,330)	$(16,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	58	236	2,124
Depreciation and amortization	1,113	1,410	1,302
Provision for doubtful accounts	149	342	110
Deferred income taxes	—	—	3,721
Amortization of deferred compensation	—	239	234
Impairment of third party licenses and restructuring and other charges, net of payments	1,173	826	1,248
Changes in operating assets and liabilities, net of effect of acquisition:
Trade accounts receivable	2,169	1,418	2,496
Revenue earned on contracts in progress in excess of billings	—	—	1,534
Other current assets	777	971	(626)
Accounts payable	(947)	(619)	(974)
Billings in excess of revenues earned on contracts in progress	(342)	(67)	(584)
Deferred revenue	(516)	1,509	734
Accrued compensation	(1,028)	(960)	(2,263)
Accrued expenses and other current liabilities	(187)	(853)	(1,467)
Income taxes receivable	—	145	—
Other assets	(402)	277	3

Net cash used in operating activities	(1,634)	(5,456)	(9,208)
Cash flows from investing activities:
Purchases of property and equipment	(187)	(291)	(1,686)
Acquisition of Allegis, net of deal costs	176	—	—
Purchase of other assets	—	—	(685)
Redemptions (purchases) of short-term investments, net	10,367	(10,368)	—

Net cash provided by (used in) investing activities	10,356	(10,659)	(2,371)
Cash flows from financing activities:
Proceeds from exercise of stock options	475	32	1,739
Payment of special dividend	(20,342)	—	—
Purchase of treasury stock	—	(117)	—
Principal payments under capital lease obligations	(626)	(854)	(807)

Net cash provided by (used in) financing activities	(20,493)	(939)	932
Effect of foreign exchange rates on cash and cash equivalents	(12)	23	6

Net decrease in cash and cash equivalents	(11,783)	(17,031)	(10,641)
Cash and cash equivalents at beginning of year	23,646	40,677	51,318

Cash and cash equivalents at end of year	$11,863	$23,646	$40,677

Supplemental disclosures:
Property and equipment acquired under capital leases	$—	$—	$1,654
Interest paid	15	74	99
Income taxes paid	—	70	20

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

        The Company recognizes software license and other related revenue, including revenue associated with multiple element contracts that contain software elements, in accordance with Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition" as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." For those contracts that either do not contain a services component or that have services which are not essential to the functionality of any other element of the contract, software license revenue is recognized upon delivery of the Company's software provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. Revenue from service contracts is typically recognized as the services are performed. Revenue to be recognized from software arrangements involving multiple elements is allocated to each element based on the residual value method in accordance with SOP 98-9. Under the residual method, if vendor-specific objective evidence ("VSOE") of fair value exists for all undelivered elements, but does not exist for the delivered elements, revenue is allocated to the undelivered elements based on VSOE of fair market value and the residual is allocated to the delivered elements. The Company determines VSOE for each element by assessing the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements containing software elements and determined that it has sufficient VSOE to allocate revenue to maintenance services, consulting and implementation services and training elements of its perpetual license arrangements. The Company sells its professional services and training separately, and has established VSOE on this basis. VSOE for maintenance is determined based upon a percentage of the license fee, generally 18-22%, as estimated by the customer's annual renewal rates. Accordingly, revenue from perpetual licenses is typically recognized upon delivery using the residual method, assuming all other requirements of SOP 97-2 are met. The Company records deferred revenue on software contracts for which it has billed or collected amounts, but for which the requirements for revenue recognition have not been met. The Company's software is generally licensed on either a perpetual basis or through a subscription. Revenues related to arrangements with multiple elements but that do not contain software elements are allocated to the individual elements in accordance with EITF Issue No. 00-21, "Revenue Arrangements with Multiple Elements," ("EITF 00-21") based upon verifiable, objective evidence of the fair values of each accounting unit. Revenue from contracts in which the Company's services are essential to the functionality of the other elements of the contract is recognized using the percentage-of-completion method under contract accounting as services are performed, as the Company delivers, configures and installs the software. The percentage completed is measured as the percentage of labor hours incurred to date in relation to estimated total labor hours.. For arrangements in which the percentage-of-completion accounting method is used, the Company records the total of cash receipts from customers and additional billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress. The timing and amount of cash receipts from customers can vary significantly depending on specific contract terms and can, therefore, have a significant impact on the amount of billings in excess of revenues earned on contracts in progress at the end of any given period. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made at the time such losses become evident.

        Revenue from contracts recognized under the percentage-of-completion method is presented as product revenue based on contract value of software and are presented as service revenue based on the level of service hours at contracted prices contained in the contract..

        For software subscriptions, the Company applies revenue recognition principles in accordance with EITF 00-3 and Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." The Company's arrangements with customers generally include several elements, including (1) strategic consulting services, (2) set-up and software subscription services, (3) hosting services, and (4) site administration, all of which are recognized ratably over the term of the arrangement. Set-up and subscription services are presented as subscription revenues. If the arrangement includes consulting or hosting services, those elements are presented as service and hosting revenue, respectively, based on the individual contracts. Total arrangement revenues and direct costs, including salaries, benefits and overhead allocation costs for professional services personnel, are deferred until customer acceptance has occurred and the software subscription service begins. Under SAB No. 104, costs associated with the set-up and implementation of the subscriptions may either be expensed as incurred or deferred and recognized over the term of the arrangement. The Company has elected to defer such costs. If such costs exceed the underlying revenue, the excess cost would be expensed immediately. Revenues and direct costs are then amortized ratably to revenue and expense over the noncancelable contractual term, which typically is 12 to 24 months.

        Maintenance service is sold separately under contracts that are renewable annually and is provided only to customers who purchase maintenance. The Company recognizes maintenance service revenue ratably over the contract period, which is generally one year in length. Maintenance fees are generally billed annually in advance and are recorded as deferred revenue upon billing. The Company also provides hosting services to its customers under separate contracts with terms that are typically 12 to 18 months. The Company recognizes hosting services revenues in accodance with the guidance provided by EITF Issue No. 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware." Hosting revenue is recognized ratably over the contract period as the amounts become billable, comprising a monthly hosting fee and amortization of a one-time initial hosting services set-up fee that is required at the beginning of a new hosting contract. For software license sales with bundled maintenance and hosting services, the Company applies revenue recognition principles using the residual method. Under the residual method, revenue is recognized for delivered elements when a contractually stipulated annual renewal rate for maintenance is provided in the contract with the customer; provided, however, that collection is deemed probable and the fee is fixed and determinable.

        As part of the sales process, the Company may perform a needs analysis for the potential customer on a fixed fee basis. Revenue from needs analyses is recognized as the work is performed. Training revenue is recognized as the services are provided.

        In accordance with EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," the Company characterizes the reimbursement of out-of-pocket expenses from its customers as revenue, rather than as a reduction of the related expense in the statement of operations.

        Cost of product license revenue includes production and shipping expenses, which are expensed as incurred, as well as costs of licensing third party software incorporated into the Company's products. These third party license costs are expensed as the products are delivered.

        Cost of service revenue includes salaries and related expenses for professional services and technical support personnel who provide development, implementation and installation services to customers, as well as an allocation of data processing and overhead costs. Service costs under contracts for which the related services are accounted for as separate elements under the rules are expensed as incurred. When services are provided for subscription arrangements, the cost of such services are deferred and recognized ratably over the same period as the subscription revenues. The Company does not have any arrangements in which the deferred costs exceed the related deferred revenue.

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

        Costs associated with software developed or obtained for internal use are capitalized in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and amortized over the useful life of the software.

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

7.     Impairment of Assets

        In conjunction with its reviews of redundant cost structures, the Company wrote-off certain third party licenses related to products that had no projected sales and no plans for further development. In the quarter ended June 30, 2003, a charge of $582,000 was recorded as "Impairment of third party licenses" in the accompanying statement of operations. During the same quarter, the Company recorded an additional impairment charge of $1,004,000 included in Restructuring and other charges. This charge related to leasehold improvements associated with the excess office space, a redundant computer system and excess equipment and was recorded in restructuring and other charges in the statement of operations. The Company also recorded a recovery of $18,000 related to previously impaired assets. This recovery was netted against restructuring and other charges in the statement of operations for the year ended December 31, 2003.

        In conjunction with the restructuring that occurred in the second quarter of 2002, the Company recorded an asset impairment charge of $451,000, which is classified as restructuring and other charges in the accompanying statement of operations. The write-down of assets, primarily computer equipment under capital leases, was a direct result of staffing reductions. The fair value of this equipment was deemed to be $0. The Company had no foreseeable use for the assets. The Company was required to either return or purchase the equipment at the then fair market value at the end of the lease term. The Company intends to return this equipment upon expiration of the current lease terms.

        During the fourth quarter of 2002, the Company performed an asset impairment analysis on its third party prepaid licenses and other intangible assets. The Company evaluated the undiscounted future operating cash flows to determine whether these cash flows would be sufficient to recover the carrying value of the related assets. The Company concluded that two of its third party prepaid license agreements had impaired values resulting from diminished maintenance contracts and slow software sales on related products. The Company also determined that an acquired product line, purchased in the third quarter of 2001, had no future value based on its expectation of no future sales and no further plans to develop this product line. Accordingly, the Company recorded an impairment charge of $1,043,000, which is classified as "Impairment of third party licenses" in the accompanying statement of operations.

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

	Three months ended
	Dec. 31, 2003	Sep. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sep. 30, 2002	June 30, 2002	Mar. 31, 2002
	(in thousands) (unaudited)
Revenue	$5,145	$5,041	$5,079	$2,924	$4,031	$3,486	$5,422	$5,337
Cost of revenues(a)	2,111	2,266	3,254	1,667	3,050	2,142	2,690	2,225

Gross profit	3,034	2,775	1,825	1,257	981	1,344	2,732	3,112
Operating expenses:
Sales and marketing(a)	901	676	1,225	607	1,154	1,488	2,609	3,986
Research and development(a)	483	587	887	454	464	880	1,320	1,566
General and administrative(a)	783	891	1,714	1,132	974	963	985	1,691
Amortization of stock-based compensation	7	8	8	35	(961)	385	400	412
Amortization of intangible assets	40	40	28	—	—	—	—	—
Restructuring and other charges(recoveries)	—	(983)	3,360	—	1	—	1,213	—

Total operating expenses	2,214	1,219	7,222	2,228	1,632	3,716	6,527	7,655

Operating income (loss)	820	1,556	(5,397)	(971)	(651)	(2,372)	(3,795)	(4,543)

Other income, net	22	19	165	135	455	173	232	171
Net income (loss)	$842	$1,575	$(5,232)	$(836)	$(196)	$(2,199)	$(3,563)	$(4,372)

(a)
Excludes amortization of stock-based compensation presented in a separate caption, as described in the Company's consolidated financial statements. The following table contains the amortization expense attributable to each noted expense caption above.

	Three months ended
	Dec. 31, 2003	Sep. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002(b)	Sep. 30, 2002	June 30, 2002	Mar. 31, 2002
	(in thousands)
Stock-based employee compensation expense attributable to:
Cost of revenues	1	2	2	2	25	16	17	12

Sales and marketing	6	6	6	31	(981)	353	360	372
Research and development	—	—	—	2	1	2	2	3
General and administrative	—	—	—	—	(6)	14	21	25

Total	$7	$8	$8	$35	$(961)	$385	400	$412

(b)
Includes the write-off of the Accenture warrant in the fourth quarter of 2002, as discussed in Note 10, "Shareholders' Equity—Warrants."

	Three months ended as a percentage of total revenue
	Dec. 31, 2003	Sep. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sep. 30, 2002	June 30, 2002	Mar. 31, 2002
	(unaudited)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue(a)	41.0	45.0	64.1	57.0	75.7	61.4	49.6	41.7

Gross profit	59.0	55.0	35.9	43.0	24.3	38.6	50.4	58.3
Operating expenses:
Sales and marketing(a)	17.5	13.4	24.1	20.8	28.6	42.7	48.1	74.7
Research and development(a)	9.4	11.6	17.5	15.5	11.5	25.3	24.3	29.3
General and administrative(a)	15.2	17.7	33.7	38.7	24.2	27.6	18.2	31.7
Amortization of stock-based compensation	0.1	0.2	0.2	1.2	(23.8)	11.0	7.4	7.7
Amortization of intangible assets	0.8	0.8	0.6	—	—	—	—	—
Restructuring and other charges (recoveries)	—	(19.5)	66.2	—	—	—	22.4	—

Total operating expenses	43.0	24.2	142.2	76.2	40.5	106.6	120.4	143.4

Operating income (loss)	16.0	30.8	(106.3)	(33.2)	(16.2)	(68.0)	(70.0)	(85.1)

Other income, net	0.4	0.4	3.3	4.6	11.3	4.9	4.3	3.2
Net income (loss)	16.4%	31.2%	(103.0)%	(28.6)%	(4.9)%	(63.1)%	(65.7)%	(81.9)%

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

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REPORT

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

CLICK COMMERCE, INC. INDEX
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
CLICK COMMERCE, INC. INDEX TO FINANCIAL STATEMENTS
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REPORT
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
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REPORT
CLICK COMMERCE, INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS