Form 10-K
period 2004-12-31
CLICK COMMERCE INC
filed 2005-03-21
CIK 1107050

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to to
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

        As of June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $28,930,500. The aggregate market value was calculated by using the closing price of the common stock as of that date on the NASDAQ National Market. Shares of common stock held by officers, directors, and 5% or more stockholders have been excluded in making the calculation because such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 17, 2005, there were 11,370,924 shares of the registrant's common shares issued and outstanding.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE

        Portions of the registrant's Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be held on May 5, 2005 are incorporated by reference in Part III of this report.

CLICK COMMERCE, INC.

INDEX

Item No.			Page Number
PART I
1	.	Business	3
2	.	Properties	23
3	.	Legal Proceedings	23
4	.	Submission of Matters to a Vote of Security Holders	23
PART II
5	.	Market for Registrant's Common Stock and Related Shareholder Matters	24
6	.	Selected Financial Data	24
7	.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
7	A.	Quantitative and Qualitative Disclosures About Market Risk	40
8	.	Consolidated Financial Statements and Supplementary Data	40
9	.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	40
9	A.	Controls and Procedures	40
PART III
10	.	Directors and Executive Officers of the Registrant	42
11	.	Executive Compensation	42
12	.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	42
13	.	Certain Relationships and Related Transactions	42
14	.	Principal Accountant Fees and Services	42
PART IV
15	.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	43

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

Item 1.    Business

Overview

        Click Commerce, Inc ("the Company") is a leading supplier of collaborative commerce and compliance automation software and related services. Our other product lines implement similar software and service solutions to streamline and automate trading partner interactions, and research and grant compliance in major medical and other research facilities. Through our recent acquisition of Optum, Inc., the Company has expanded its product offerings to include supply chain and warehouse management software and related services. Each of our product lines applies technology to effect secure Internet communications as a replacement for handwritten forms, telephone and fax communications and less-efficient, more costly electronic data systems.

        Our customers use our software as they seek to optimize their business processes and strengthen their ties to their customers and partners. Our software applications help our customers:

  •
  coordinate and optimize business processes by providing visibility into partner activities and providing the tools for better management of tasks and processes

  •
  accelerate revenue by standardizing critical sales and order management processes and facilitating collaborative commerce among trading partners

  •
  lower costs by reducing manual touchpoints and processing times

  •
  increase brand loyalty by empowering partners to provide excellent service

  •
  comply with regulatory requirements by speeding application preparation, eliminating routine errors and alerting research teams to approaching deadlines

        Through its recent acquisitions, the Company has assembled products and services that suppliers can use to implement radio frequency identification (RFID)-enabled supply chain solutions. In mid-2004, the Company acquired bTrade, Inc. ("bTrade"), which provides data synchronization and secure communications solutions that are enabling technologies for RFID. In February 2005, the Company acquired Optum, Inc. ("Optum"), which provides supply chain execution and warehouse management solutions for multi-tiered supply chains and includes an RFID-ready demand fulfillment solution. With these two products, Click Commerce's clients can receive orders and other information from their customers that have implemented RFID initiatives and can run their warehouse and fulfillment operations using the same RFID information that their customers need to run their retail operations.

        The Company views the RFID market as important because major, industry-leading retail chains, including The Home Depot and Wal-Mart, have announced initiatives that will require all of their suppliers to become RFID-enabled in order to continue to do business with them. While the Company does not supply any of the RFID transmitting or receiving devices, the Company has RFID-enabling software that can process the data generated from such devices and integrate and communicate that data among the trading partners. The Company views companies needing to implement an overall RFID solution as important potential customers for its RFID-enabling software.

        Most of our historic sales have been for licenses of our software and related implementation and maintenance services, and in situations in which the Click Commerce application was hosted at a customer-owned facility and operated and maintained by the customer's own personnel. This software license model generally resulted in relatively lengthy sales cycles, significant integration and implementation challenges and expenses, and relatively large, but one-time, revenue recognition events for the Company.

        Today, while Click Commerce continues to sell product under the license model, it also provides all of its products on a hosted (or ASP—Application Service Provider) basis. Under this model, our software operates and is maintained on servers owned and monitored by Click Commerce and its personnel. While our software is still customized and integrated to our customers' needs, the implementation and integration requirements are substantially reduced. Under this approach, customers pay regular monthly subscription and hosting fees that are substantially less than the prior one-time license fees, but, overall, generally provide equivalent or greater revenue to the Company over the expected useful life of the application as compared to what the Company would have historically received under a one-time license arrangement. The Company also benefits from this model because lower up-front costs lessen customer approval and sales cycle delays, and the model generally results in greater predictability and consistency of the Company's revenues from period to period. The Company anticipates that its revenue model will continue to migrate towards the ASP model and away from one-time product licensing.

        More than 1,500 customers in the manufacturing, government, high technology, retail, financial services, healthcare and higher education industries utilize the Company's solutions. For example, the world's largest software company, Microsoft, manages its 12,000 member Certified Partner community, one of the largest partner portals in the world, with the Click Commerce channel management solution. Click Commerce is a preferred solutions provider for one of the world's largest retailers. Six of the top 10 medical research institutions in North America use the Company's compliance automation software including Johns Hopkins University, the University of Washington, and the University of Michigan.

        The Company was incorporated in Delaware in August of 1996 as Click Interactive, Inc., and we changed our name to Click Commerce, Inc. in December 1999. Our principal executive offices are located in Chicago, Illinois. We completed our initial public offering on June 30, 2000, and our common stock is listed on the NASDAQ National Market under the symbol "CKCM." As used herein, Click Commerce includes Click Commerce, Inc. and its wholly-owned subsidiaries. Additional information about Click Commerce is available on our website at www.clickcommerce.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through our website.

Channel Management Solutions

        The Click Commerce channel management solution offers an integrated channel management and collaborative e-commerce solution. It has over 35 software components that automate communication and business processes across distribution channels. The Company's software can be personalized to each individual user, accommodating, for example, each user's language, time zone and currency preferences. Supported channel business processes include:

  •
  Partner recruitment and profiling

  •
  Lead management and distribution

  •
  Price and quotation management

  •
  Integrated quote-to-order and lead-to-order

  •
  Guided selling and product configuration

  •
  Monitor and track warranty claims and returns

  •
  Training and certification

  •
  Assist in channel forecasting

  •
  Point-of-sale analysis

  •
  Marketing funds management

        With the Click Commerce channel management solution, companies can gain a better understanding of who their partners are, what they sell, where they sell and to whom they sell. Armed with this knowledge, companies can more easily identify gaps in their partner coverage and then target, qualify and recruit the new partners they need to fill these gaps and build their businesses. Key customers include Microsoft, Delphi, Samsung and Tellabs.

Compliance Automation

        Click Commerce helps healthcare and higher education institutions improve response time and accuracy of approval processes by connecting research departments through administrative Extranets. The software transforms labor-intensive review and approval processes into more easily navigated, flexible sequences of workflow steps.

        The Company's GCE (Grants and Contracts Extranet) can streamline grant and research proposal activities across the entire research enterprise by replacing existing paper based processes with state-of-the-art Internet software. Through the Click Commerce IACUC (Institutional Animal Care and Use Committees) Extranet, animal researchers and compliance committees can speed application preparation, eliminate routine errors and alert research teams to approaching deadlines.

        The Click Commerce IRB (Institutional Review Board) Extranet can simplify biomedical and behavioral research studies by eliminating routing time, assembling applications with fewer errors, and providing project visibility to team members on campus or in other organizations on a when needed basis.

        Key customers include six of the top 10 research institutions in North America, including Johns Hopkins University, the University of Washington, and the University of Michigan.

Supply Chain Execution

        Click Commerce's supply chain execution solutions enable supply network communications, coordinate business processes and services, and optimize supply chain functions. The Company's flexible solutions are designed to function independently of one another, or in tandem for customized enterprise network environments. These solutions include:

  •
  Supplier Enablement—These solutions provide a platform for companies and their trading partners to move beyond simple "information sharing," to create collaborative execution networks to improve profitability and reduce working capital, while driving improved customer satisfaction.

  •
  Fulfillment Coordination—These solutions allow companies to better manage information and materials as they flow across multi-tier supply chain networks, proactively controlling the fulfillment process from order inception to final delivery.

  •
  Service Logistics—These solutions provide companies with the visibility and control required to synchronize service logistics processes, helping to better manage information and materials as they flow across multi-tier service networks.

  •
  Reverse Logistics—These solutions allow companies to better manage information and materials as they flow across multi-tier returns networks; controlling returns, services, and replacement fulfillment process lifecycles, from inception to conclusion.

  •
  Shipment Execution—These solutions optimize shipping processes through effective rate-shopping, continuous consolidation, automated manifesting, and post-shipment track & trace.

        Each solution includes Click Commerce's rapid integration platform, best business practice methods, and a supply chain intelligence dashboard. Key customers include Avnet Electronics, Bausch & Lomb, Eagle Global Logistics, Home Shopping Network, NCR, and Pier 1 Imports.

  Warehouse Management

        The Click Commerce WES (Warehouse Execution Solution) addresses the complexities of warehouse environments. As the supply chain continues to increase in complexity—both within the warehouse and across the extended distribution network—companies seek distribution processes and infrastructure that cost-effectively support evolving business needs. This solution supports a wide range of requirements and logistics network configurations to bring advantages such as:

  •
  Streamlined warehouse processes

  •
  Enhanced customer satisfaction and retention

  •
  Reduction in lag times at each step in the warehouse process

  •
  Extended control beyond the warehouse into the yard

  •
  Deployment of cost-effective, process-appropriate Warehouse Execution Solutions across an extended distribution network

  •
  Support of multi-tier collaborative inventory management programs

        Key customers include Invacare, Dillen, Robertson Marketing, Lucent and Reflect.com.

  Data Synchronization

        The Company's data synchronization and secure communications solutions allow companies to easily communicate vital business information with their trading partner community via the Internet.

        Data synchronization is an industry-wide retail initiative that requires manufacturers and suppliers to "sync" product information with their retailer customers. The Click Commerce Data Sync application is an enabling technology for RFID.

        The Company's secure communications solutions can enable businesses of all sizes to manage their business-to-business communications on a secure, reliable and highly scalable platform.

        The Click Commerce TDNgine application provides an enterprise managed file transfer solution for large trading communities and supports value added network (VAN) connections simultaneously in real-time. All communications that originate from the Global Registry, the global manufacturing code characterization registry, are carried by the TDNgine software. The Click Commerce TDAccess solution was designed for smaller companies with fewer trading partners. Both solutions support AS1, AS2, AS3 and secure FTP.

        Key customers include FedEx, American Honda Finance, Deutsche Bank, UCCnet, Interstate Batteries, Citgo Petroleum and Ann Taylor.

Industry Background

  Limitations of Existing Distribution Management Products and Services

        Traditional phone, fax and paper-based communications systems are labor intensive, inefficient and prone to error. Many sales organizations rely on spreadsheets and email to manage their partner relationships. Companies historically dedicated significant resources and time to the manual entry of information from faxed or phoned-in purchase orders and the manual processing of paper checks, invoices and shipping notices. Further, the large volume of paper generated by these transactions and the mass of information to be sorted and processed frequently resulted in hidden costs such as errors and delays in information delivery. Timely change can be difficult to implement in these manually intensive processes and the cost related to such changes can be significant. For example, if a manufacturer produces a paper-based catalog, it cannot quickly or inexpensively inform customers of changes in product offerings, availability or pricing. In addition, the manufacturer and members of its distribution network often have limited capability to track orders, inventory, warranties and other information or to compile useful databases using paper-based or semi-automated processes. Using these standard forms of communication, manufacturers and their business partners are often unable to exchange information on a real-time basis, and as a result, potential customers frequently do not have easy access to the information needed to transact business with the manufacturer or its channel partners. Manufacturers may also be unable to tap into new revenue streams that exist due to contraints imposed by differences in language and time zone, barriers that traditional methods cannot easily overcome.

        Increasing market and supply chain complexity motivates companies to improve operations and communications with their supplier community. The continued growth of outsourced manufacturing, increased focus on low-cost international materials procurement, and heavy market reliance on vendor or supplier managed inventory programs to control costs and liabilities require a solid infrastructure for coordinating the extended supply network. Traditional enterprise systems tend not to provide the visibility and control required to efficiently manage and synchronize extended business processes, resulting in excess operating costs and poor customer service. The ability to view complete and accurate orders, integrate data, and manage inventory and activities for effective fulfillment execution is necessary to effectively respond to challenging customer requirements and achieve competitive advantage.

        We believe that the system that manufacturers, and businesses in general, want is one that allows them to conduct business through a communications network that integrates all aspects of the distribution channel and takes advantage of existing back-office computer systems. In addition, we believe that companies need to be able to easily exchange information and conduct transactions securely, reliably and in real-time. The system must be flexible enough to meet the unique business process requirements of large, multi-national organizations with complex distribution channels and must be highly scalable and rapidly deployable.

  RFID

        RFID is not a new technology—it was first driven by the military for use in distinguishing friendly military aircraft from enemy aircraft. In the 1960s, commercial applications evolved with the development of theft deterrent systems, which involve attaching simple RFID tags to products. Over the following three decades, RFID applications grew to include the use of tags to track assets such as railroad cars, livestock, components in manufacturing processer, and reusable pallets, trays, and containers. The U.S. Department of Defense, Wal-Mart, and other retailers are requiring preferred suppliers to become RFID compliant; it appears accelerated adoption of the technology is at hand. However, we believe that receiving true value from RFID requires an understanding of how to implement it across an extended supply network. Until recently, the infrastructure and knowledge was not available to fully maximize the benefits of RFID. Working with a partner expert in the evolution of supply network execution, companies can develop a strategy that will allow them to build a connected real-time network to manage both their enterprise and their extended partner network via configurable, scalable solution sets. This approach addresses prioritized business challenges and deployment steps that provide potential profitable returns on investment, and provide the framework for expansion to a complete extended supply network solution.

        Companies can achieve the greatest benefits from RFID technology by building a synchronized supply chain foundation prior to RFID implementation. Click Commerce solutions can form that foundation with channel management, collaborative commerce, and supply chain coordination, visibility and execution solutions. Our customers want supply chain initiatives that deliver clear strategic business value. Our series of solution sets help to create a solid infrastructure to support the deployment of RFID technology. Through system optimization, data synchronization, collaborative commerce, full visibility into the extended supply chain network, closed loop execution, business logic realization and the installation of data controls for security and restricted access, companies will be better prepared to reap the benefits of RFID. Our solutions provide the integrated information and processes needed to effectively implement new technologies into extended supply chain networks.

Growth Strategy

        Our objective is to offer the most comprehensive business-to-business compliance automation solutions that optimize the business processes between large, global companies, their channel partners, and their supplier community. Key elements of our strategy to achieve this objective include:

          Delivering Industry-Specific Solutions.    We believe that, based on the breadth of applications we offer, we have developed one of the most comprehensive business-to-business software applications and integration services currently available for large, global companies. By packaging and marketing these applications along with maintaining a highly referenceable client base, we believe we address the existing market needs in high technology, industrial manufacturing, consumer product and retail, higher education and health care, broker-based financial services businesses, and the automotive aftermarket.

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

          Acquiring Complementary Businesses.    The Company continues to evaluate strategic alternatives, including opportunities to grow the business by entering into business combinations that will increase the breadth and depth of our compliance automation and RFID-enabling product offerings. We look for combinations that can enlarge our customer base, provide additional revenue streams, and leverage our existing corporate and technical infrastructure.

The Click Commerce Solution

        We deliver Internet-based business-to-business compliance automation solutions and integration services that are designed to enable global corporations to create a competitive advantage by collaborating with their trading partners and complying with regulatory requirements and retailer mandates. Our software provides the infrastructure and applications that global enterprises use to extend their organizations to any member of their partner network. Using our applications, dealers, distributors, retailers, original equipment manufacturers, resellers, service centers and independent contractors, along with their respective employees and their customers and partners, can engage in collaborative business. Our software applications and integration services provide our customers with the following benefits:

          Improved Relationships with Channel Partners and Consumers.    Our solutions help global companies build stronger relationships with their partners by making it easier to exchange information and transact business with each other. Building upon these improved relationships, companies and their partners can market, sell and service collaboratively to the end consumer. These collaborative models enable our customers to develop a direct relationship with their customers without disintermediating their channel partner. This allows our customers to build brand awareness and consumer loyalty.

          Improved Efficiency.    The Click Commerce solution automates many of the processes required to manage a partner channel. For example, managing a partner's request for pricing discounts can require several levels of approval and may result in multiple iterations between the partner and its customer. By automating the process with the Click Commerce application, partners can submit their requests on line, pricing administrators can set business rules that determine which requests are automatically approved, assign tasks for approval to the proper authority and track all requests and final contracts. As a result, process automation reduces human intervention, shortens cycle time, protects against fraud or process abuse and provides better record-keeping. These benefits are possible across all interactions and transactions that our customers have with their channel partners—lead management, marketing fund administration, pricing and contract administration, order management, warranty and returns.

          Reduced Operating Costs.    By automating the processes and reducing cycle time, our customers can reduce working capital requirements and operating costs. Many of the transactions between our customers and their channel partners involve inventory. By automating processes of pricing, forecasting, ordering and returns, our customers can significantly reduce the amount of inventory they keep on hand.

          Improved Revenue Opportunities.    Our solutions can help companies increase market share in two ways. First, by being more accessible to channel partners—this includes product, information and expertise—companies can build partner share of mind and loyalty. Second, by automating the marketing and selling processes, our solutions help customers improve their effectiveness. These processes include marketing campaign execution, sales lead distribution and product promotions.

Applications

        Our software can be readily integrated with back-office systems such as enterprise resource planning ("ERP") systems, supplier chain management ("SCM") systems and customer relationship management ("CRM") systems. In some cases, our customers have requested that the software interoperate with systems at partner businesses, typically ERP or dealer management systems. The open architecture of the Click Commerce solutions supports this integration. The software uses a modular design that allows rapid configuration of applications that meet the needs of a wide variety of customers.

  •
  Partner Portal Platform  Underlying the Click Commerce product suite is a full-featured set of business utilities. These utilities provide core functionality that is adapted to drive the unique business processes within each component of the suite. Because all suite components share these common utilities, tight integration of data and business processes can be achieved across various areas of a customer's solution for improved business efficiency.

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

  •
  Corporate Profiles  Companies can standardize and centralize partner information by creating partner profiles, identify who their partners are, what they sell, where they sell, to whom they sell, what industries they focus on, and what certifications they have.

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

  •
  Integration Framework  The Click Commerce web services-enabled platform facilitates fast, efficient integration to third party systems. Web services enable partner data synchronization, queries for real-time information such as inventory or price, and order entry with ERP systems.

Workflow

        Workflow and activity management utilities provide the structure for automating the Click Commerce solution and configuring it to match the company's business processes. Workflow provides the business logic that guides processes such as new partner registration, opportunity routing, funds approval, and partner requests throughout the system. Companies can maintain workflow rules and constraints, approvals, and interactions across their own and their partners' organizations, or customers minimizing business bottlenecks.

Reporting

        Utilities also include advanced on-line analytical processing (OLAP) reporting and analysis tools that can provide valuable insight into the performance of a channel. Companies can analyze critical metrics such as relative sales of different partners or the success of various marketing initiatives. Relational analysis technology allows companies to explore hundreds of business dimensions, generate new reports and charts, drill-down to the lowest detail of transactional data, and roll-up to the highest executive-level reports. The reporting utility provides robust, role-based data security. An intuitive, easy-to-use interface allows customers access to useful analysis and compelling reports and presentations.

Opportunity Management

        The Opportunity Management capabilities of the Click Commerce Extranet Solution allow companies to create preferences among partners for selling their products and to closely manage the lifecycle of all business opportunities. Companies use our Opportunity Management applications to:

  •
  Motivate their partners by providing information, incentives, promotions, and marketing programs tailored to their unique business needs.

  •
  Manage budgets and marketing funds online and make it easier for partners to do business with them.

  •
  Capture and assess end-customer needs online.

  •
  Route sales opportunities to those partners who are best equipped to meet the customer's needs.

  •
  Empower partners to sell more products with shorter sales cycles.

        Specific business processes addressed by our Opportunity Management offering include:

  •
  Campaigns  helps companies generate demand by launching and managing lead generation campaigns targeted to partners' business needs. Using Campaigns, companies can create targeted campaigns to reach the most relevant participants and enable partners to register and claim funds online. To analyze the effectiveness of their investments, companies can use Campaigns to track participation, funds claimed, and sales opportunities generated.

  •
  Promotions  helps companies target and manage promotional programs for their partners and their employees to achieve the broadest impact possible. Using Promotions, companies can structure programs to launch and manage rebates and incentives across product lines and channels. Tracking redemptions allows companies to measure participation and effectiveness of partner promotions.

  •
  Leads  allows companies to capture, route, and manage sales opportunities to ensure that each opportunity is directed to the best-fit channel and best-fit partner. Using Leads, companies can develop distribution processes to match new leads to the partner with the skills and expertise to best meet customer needs and closely manage the lifecycle of each business opportunity through qualification, distribution, forecasting, collaboration, progress tracking, and rerouting of unaddressed opportunities.

  •
  Funds  allows companies to budget and manage channel marketing funds, including marketing development funds and co-op funds. Using Funds, companies can allow partners to create pre-approved budgets, request special funds, and automate claim rewards and incentives. Companies can tie partners' funds requests to business objectives, while tracking their progress toward shared goals, and can calculate return-on-investment on channel marketing expenditures. Companies can also increase productivity by using the workflow engine to automatically route requests and claims to the right person for approval.

  •
  Surveys  lets companies gather valuable partner feedback and input with online surveys and questionnaires. Using Surveys, companies can rapidly develop and target questionnaires to partners to secure partner feedback on the effectiveness of events, campaigns, programs, and other activities. Companies can gain immediate online access to partner responses in a summarized format and quickly and effectively respond to their feedback.

Product Information Management

  •
  Catalog  allows partners to browse the online product and services catalog for up-to-date product information, descriptions, and pricing. The Product Catalog drives product and service information throughout the Click Commerce solution and is used in Leads, Order Management, Warranty and Returns applications as well.

  •
  Document Library  allows companies to dynamically channel the right information, tools, and templates to the right partners at the right time. Using Library, companies can create categories of information, organize it by keyword and description, and target it to specific partners and areas of the application and provide partners with the appropriate product information, including price lists, marketing documents, templates, best practices, and sales tools.

  •
  Configurator  streamlines operations for organizations that sell, price and quote complex products and services by enabling partners and customers to match their requirements to the best available product configurations. Configurator reduces reliance on product experts for sales support, shortening sales cycles and improving sales effectiveness.

  •
  Data Sync  allows suppliers to update, manage, and synchronize product data with their retailers. This ensures retailers have the most current, useful information regarding the supplier's goods. Companies use Data Sync to manage catalog information, link catalog items, publish catalog items, upload data information, and manage users based on business policies.

Sales and Order Management

  •
  Price and Quotation  allow companies to respond more quickly and efficiently to partners' requests for special pricing in competitive, high volume sales situations. Using Price and Quotation, companies can manage special pricing requests, approval, notification, expiration and credit request process online and analyze special pricing activity to understand trends and where best to spend money. Special pricing is workflow-enabled, allowing companies to more easily configure on a real-time basis their approval/denial and notification processes.

  •
  Order Manager  allows companies to reduce order administration costs and provide a greater level of self service to partners by enabling them to place orders around the clock. Features, such as favorite orders, shopping lists and saved orders, make repetitive processes, such as monthly stock orders, much easier. Customers or partners may place orders from an easy-to-use web interface or from their own business management systems and upload them into our customer's Click Commerce-based system with the order upload feature. Real-time visibility to order fulfillment and logistics provides a greater level of partner and customer satisfaction.

  •
  Channel Sales Data Point of Sale (POS)  allows companies to capture tier-two sales information from distributors and resellers for enhanced channel analysis and sales reporting. POS enables full visibility into actual partner sales volumes and target information and programs to partners based on their actual sales. POS enables companies to gain insight into partner, product, and marketing program performance and use this information to optimize channel strategy.

  •
  Channel Forecasting  allows companies to forecast future channel sales and predict and measure monthly channel volume and revenue by partner, by product, and by territory. Using Channel

    Forecasting, companies can aggregate, drill down, and report on their customers' forecasts at each level of the sales organization.

After Sales Service Management

        The After-Sales Service Management capabilities of the Click Commerce Extranet Solution helps our customers and their partners excel in providing customers warranty information, product service, repair, and training information. Specific applications include:

  •
  Warranty  allows companies to provide improved after-market sales and service by automating the post-sales processes. The application provides the ability to collect warranty information, including registrations. The warranty application also automates the process for claims and extended warranty sales including verification, tracking and repair history, transforming aftermarket activities into a streamlined, self-service process.

  •
  Returns  improves after-market sales and service by automating the post-sales processes. Using Returns, companies can provide customer self service by automating the process of requesting Return Material Authorizations through workflow and configurable business rules. The improved process reduces error rates, in-transit inventory and enables outsourcing of repairs processes.

  •
  Service  enables service personnel to manage service requests, create and maintain service work orders, and view unit maintenance history online in a streamlined, self-service process. The application improves service partners efficiency, allowing companies to simplify and accelerate the aftermarket service process, to improve satisfaction and stimulate repeat business. The Service Automation portion of the solution provides an integrated approach to service, training and aftermarket parts, helping manufacturers to strengthen post-sales revenue.

  •
  Training, Testing & Certification  provides access to initial and ongoing education for partners and track their certifications. Using Training, Testing & Certification, companies can customize certification requirements for partners, author online tests, and configure grading logic. Additionally, companies can target courses and course information—schedules, locations, and availability—to eligible partners and track course enrollment, participation, completion, and online tests results, as well as employee certification completion. Training, Testing & Certification is workflow enabled—allowing customers to configure task-assignment and notification processes in real time to flexibly fit their needs as their business grows.

Supply Chain Management Solutions

  •
  Warehouse Management  supports a wide range of requirements and logistics network configurations to bring companies such advantages as streamlined warehouse processes through system-assisted and directed warehouse activities that help improve labor productivity, increase inventory and shipment accuracy, optimize cycle times. Additionally, the Warehouse Management solutions synchronize inventory and extend control beyond the warehouse.

  •
  Supplier Enablement  allows companies to enable trading partners to synchronize business information and processes across their supply chain network. Using Supplier Enablement solutions, companies can identify and assess critical points within the supply chain lifecycle in order to proactively notify trading partners of potential problems.

  •
  Fulfillment Coordination  allows companies to better manage information and materials as they flow across multi-tier supply chain networks and proactively control the fulfillment process from order inception to final delivery. Using Fulfillment Coordination, companies can automatically manage and track orders through an integrated workflow that allows proactive order changes and synchronize deliveries based on real-time supply and demand conditions.

  •
  Service Parts Management  provides companies with the visibility and control required to synchronize service logistics processes, helping them better manage information and materials as they flow across multi-tier service networks. Using Service Parts Management, companies can support the continuous flow of inventory to create more efficient supply chains that drive competitive advantage through improved customer satisfaction and capital utilization.

Technology

        We deliver our applications through tightly integrated, high-performance technologies designed for maximum compatibility with our customers' existing systems and computing environments. Our underlying platform provides the tools necessary to derive maximum return on investment for enterprises using the Click Commerce software and delivers the components needed to meet this goal:

  •
  Click Commerce packaged applications help manage critical trading partner interactions.

  •
  The platform supports real-time configuration and distributed administration for greater business flexibility.

  •
  Through easy-to-use web interfaces, business users can modify workflows, dynamic user groups, and detailed feature configuration to align the system to meet business needs.

  •
  The platform is open for integration with customer relationship management tools, enterprise resource planning systems, portals, and custom enterprise systems. Integrations take advantage of the latest open standards.

  •
  Implementation tools cover customization, deployment, management, and upgrades. These tools are part of an integrated environment providing access across the system.

  •
  Powerful, configurable security operates throughout the levels of a system, from encryption of network traffic to business-oriented authorization policies.

  •
  The platform is multi-lingual for international deployments and is based on the latest open standards platform for high-performance, cost-effective, reliable, and scalable operations.

Professional Services and Customer Support

        We offer a variety of professional services in connection with our software, including hosting, site administration, implementation services, training, maintenance and customer support.

        Hosting and Site Administration Services.    We seek to provide a lower overall cost of ownership through our managed service offering. Our hosting services can reduce our customers investment in network hardware. We also offer several levels of site administration and maintenance services which can reduce the burden on customer's personnel and capital expense budgets while providing an enhanced level of performance and user satisfaction. Regular environmental reviews tune customer systems for actual usage patterns and allow customers with on-site deployments to improve the performance and stability of their web-based solutions. Remote Solution Management goes a step beyond environmental reviews and includes remote monitoring of tools and software for availability, early issue detection and response, and proactive tuning of hardware, software and configurations. With almost 50% of our customer's sites under our care, we focus on implementing best practices in solution optimization for external facing, high traffic, secured web applications.

        Project Consulting and Implementation Services.    Our professional services are delivered under a methodology developed from our experience with previous customer implementations. We utilize several tools and templates to effectively leverage our knowledge base, including resource and project planning, scheduling, timing and piloting the engagement. Our professional services teams are staffed with project management professionals and developers who are experienced in both the underlying programming language of our software as well as the customer system and Internet technologies surrounding our product implementations.

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

        Maintenance and Customer Support.    We take a personalized approach to support and work proactively with our customer base. We offer prompt issue resolution through our support team and through our customer portal, collaborative planning of portal updates and software upgrades. Our dedicated support teams understand our customers' implementations. We provide managed services to our customers, permitting them to outsource routine partner portal operations and maintenance. We provide access to our team of knowledgeable specialists twenty-four hours a day, seven days a week.

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

High-Tech and Electronics	Manufacturing and Distribution	Consumer Product and Retail	Automotive and Automotive Aftermarket
Microsoft Samsung Logitech Lexmark StorageTek Tyco Hitachi ViewSonic NCR Gateway Lucent	Honeywell Black and Decker York Tellabs Lincoln Electric Carrier Emerson FedEx	Ann Taylor Bell Sports Callaway Acushnet Pier 1 Carters Bausch and Lomb Proctor and Gamble Pepsico Foster Grant Sara Lee Tootsie Roll Land O' Lakes The Home Shopping Network	Delphi Nissan Forklift Hyundai Honda Finance Interstate Batteries Kawasaki Caterpillar Paccar Suzuki

        During the year ended December 31, 2004, Microsoft accounted for approximately 11% of the Company's total revenue. During the year ended December 31, 2003, Microsoft accounted for approximately 19% of the Company's total revenue. For the year ended December 31, 2002, two customers, Delphi Automotive Systems and Alstom Power accounted for approximately 16% and 10%, respectively, of the Company's total revenue.

Research and Development

        We have made and will continue to make investments in research and development through internal development, technology, acquisitions and business development relationships. In fiscal 2004, 2003 and 2002, we spent approximately $2,913,000, $2,411,000, and $4,230,000, respectively, on research and development. Our research and development staff is responsible for enhancing our existing products and services and expanding our product line and services offered. Our current product development activities focus on product enhancements to increase the robustness, functionality and ease of integration of our configurable applications and the integration of external services and partner technology.

Sales and Marketing

        We market our applications and services through our direct sales force. Our sales force is assisted throughout the sales process by a team consisting of a Click Commerce business consultants and project managers. This team oversees the project from start to finish and is responsible for installing the collaborative commerce or compliance solutions. To complement our direct sales efforts, we also use methods such as telemarketing, direct mail campaigns, Website marketing and speaking engagements to build market awareness. Substantially all of our clients have historically provided strong references to our prospects and the industry analyst community.

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

        We are not aware that our solutions, trademarks, copyrights or other proprietary rights infringe the proprietary rights of third parties. However, we have not reviewed all existing patents and patent applications in order to determine whether grounds exist for an infringement claim against us. Third parties may assert infringement claims against us in the future with respect to current or future products. Further, we expect that software product developers will increasingly be subject to infringement claims as the number of potential products and competitors in our industry segment grows and the functionality of solutions in different industry segments overlaps. From time to time, we hire or retain employees or consultants who have worked for independent software vendors or other companies developing solutions similar to those offered by us. Those prior employers may claim that our solutions are based on their products and that we have misappropriated their intellectual property. Any claims of that variety, with or without merit, could cause a significant diversion of management attention, result in costly and protracted litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Those royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which would have a material adverse effect on our business.

Competition

        The market for our products is intensely competitive, subject to rapid technological change and is significantly affected by new product introductions and other market activities of industry participants. There are relatively few barriers to entry in the Internet-based software market and we expect competition to persist and intensify in the future. We currently have four primary sources of competition: in-house development teams of our potential clients; large software and enterprise resource planning vendors; infrastructure and platform providers; and independent software vendors. In the past, when competing for customers, we have directly competed with providers of alternative products and services, including those identified in the table below.

Solution Focus	Competitors
Channel Management	Comergent, IBM, SAP, Siebel Systems
Traditional Warehouse Management Solutions	Manhattan Associates, Red Prairie, High Jump
Supply Chain Execution	Valdero, Viewlocity, GTRNexus, OneNetwork, RiverOne
Supply Chain Planning	I2, Manugistics, Servigistics
ERP	SAP, Oracle (JDE & PSFT)
B2B Integration Providers (Hubs, VANs, etc)	e2open, Viacore, Inovis, Global eXchange Services (GXS), Sterling Commerce
Data Synchronization	GXS, Transora, WWRE, Sterling Commerce/TR2 Consulting, Lansa, Trailblazer, ISS, Ontuet
Secure Communications	Cyclone Commerce, Inovis, Sterling Commerce, Trailblazer, Lansa

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

Employees

        As of December 31, 2004, our full-time headcount was 117. Our employees are not represented by a labor union, and we consider our relations with our employees to be good. In order to provide benefits to our employees in a cost-effective manner, we have entered into a client services agreement with Administaff Companies, Inc. ("Administaff") under which Administaff provides us with certain personnel management services, such as payroll, medical and dental insurance and the administration of our 401(k) plan. Under the agreement, Administaff and the Company are intended to be co-employers of all of our employees. Co-employment is necessary for Administaff to administer payroll and sponsor and maintain benefit plans.

Risk Factors

Risks Related to Our Business

Acquisitions or investments in other technology companies or related businesses may disrupt or otherwise have a negative impact on our business and dilute shareholder value.

        We have and may continue to acquire or make investments in complementary businesses, technologies, services or products, or enter into relationships with parties who can provide access to those assets, if appropriate opportunities arise. From time to time we have had discussions and negotiations with companies regarding our acquiring, investing in or partnering with their businesses, products, services or technologies, and we regularly engage in these discussions and negotiations in the ordinary course of our business. We may not identify suitable acquisition, investment or relationship candidates, or if we do identify suitable candidates, we may not complete those transactions on commercially acceptable terms or at all. If we acquire another company, we could have difficulty in assimilating that company's personnel, operations, technology and software. In addition, the personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would dilute the ownership interests of the holders of our common stock.

We are dependent on the success of our suite of applications and related services for our success.

        To date, substantially all of our revenues have been attributable to sales of licenses and related services, consisting of hosting, site administration, implementation, integration with a customer's existing back-office computer systems and maintenance and support of our software products. We currently expect our suite of applications and related services to account for a substantial portion of our future revenues. Accordingly, factors adversely affecting the pricing of or demand for our suite of applications, such as competition or technological change, could have a material adverse effect on our business, financial condition, and operating results. Our future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of our suite of applications and of new products and services we develop or acquire. We can provide no assurance that we will be successful in upgrading and continuing to market our suite of applications or that we will successfully develop or acquire new products and services or that any new products and services will achieve market acceptance.

Our business is subject to quarterly fluctuations in operating results, which may negatively impact the price of our common stock.

        While our growing base of recurring maintenance, hosting and subscription revenues provides revenues which are more predictable than sales of software licenses and related implementation services, we still stay significant revenues that are not recurring or accurately predictable in succeeding quarters. Our quarterly operating results have varied significantly in the past, and we expect that they will continue to vary significantly from quarter to quarter in the future due to variations in sales of software licenses and related implementation services. We have difficulty predicting the volume and timing of contracts, and short delays in closing contracts or in implementation of products can cause our operating results to fall substantially short of anticipated levels for any particular quarter. This is, in part, due to the fact that our products tend to have long sales cycles, which makes it difficult to predict the periods in which we will recognize revenue and may cause operating results to vary significantly. As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful and are not a reliable predictor of our future performance. We may not be successful in generating and sustaining recurring revenue streams to offset the above effects.

        In addition, we regularly incur expenses to develop products and service offerings ancillary to our existing line of products and services. These expenses are variable and may affect our earnings and may result in losses in particular quarterly or annual periods.

        If we are unable to complete a substantial number of sales contracts when anticipated or experience delays in the process or problems with satisfying contract terms, we may have to defer or withhold recognition of revenue, causing our quarterly results to fluctuate and fall below anticipated levels. For contracts in which revenue is recognized using the percentage-of-completion method, we may not be able to recognize all or a portion of the revenue because milestones were not achieved or the level of hours incurred fell short of expectations. If we are unable to complete one or more substantial anticipated license sales or experience problems with satisfying contract terms required for revenue recognition in a particular quarter, we may not be able to recognize revenue when anticipated. We may, nonetheless, recognize marketing and other expenses, causing our quarterly results to fluctuate and fall below anticipated levels.

        For all of these reasons, in some future quarters or years our operating results may be below the expectations of investors, which could cause volatility or a decline in the price of our common stock.

We have incurred net losses for four of the past five fiscal years and we may experience losses in the future, which could cause the market price of our stock to decline.

        Although we achieved profitability for the second half of 2003 and fiscal year 2004, we can provide no assurance that we will maintain profitability for each quarter in 2005 or for fiscal year 2005. If we are profitable in fiscal year 2005, we may not sustain or increase profitability in the future. If we do not maintain profitability levels expected by investors, the market price of our common stock will likely decline.

An economic slowdown, particularly in information technology, may adversely impact our business.

        Our business has been adversely impacted by past economic slowdowns that resulted in a decline in information technology spending by our customers and potential customers. The adverse impacts from an economic slowdown include longer sales cycles, lower average selling prices and reduced bookings and revenue. Any future economic slowdowns could adversely impact our business.

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

We will not be able to achieve desired growth in our business if we cannot increase our direct and indirect sales channels.

        Our products and services require a sophisticated sales effort targeted at several people within our prospective clients' organizations. We believe that our future success is dependent upon developing more economical sales efforts which may include establishing strategic relationships with third parties. We cannot be sure that we will be successful in achieving these economies in our direct or indirect sales or in establishing these desired relationships or that these third parties will devote adequate resources or have the technical and other sales capabilities to sell our products. The failure to achieve expected sales could adversely effect the market price of our common stock.

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

        Our future success largely depends upon the continued service of our chief executive officer. The services of Michael W. Ferro, Jr., our founder, chairman of the board of directors and chief executive officer would be difficult to replace.

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

        We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We also have disclosed and discussed certain pro forma financial information in certain previous earnings releases and related investor conference calls. This pro forma financial information excluded certain non-cash charges, consisting primarily of amortization of stock-based compensation, restructuring charges, accretion related to preferred stock and income tax expense or benefit. Disclosure of pro forma results of operations was also required in relation to our acquisitions of Allegis, Webridge and bTrade to present certain results as if these acquisitions had occurred at the beginning of the related reporting periods presented. Although we believe the disclosure of pro forma information may have helped investors more meaningfully evaluate the results of our ongoing operations and although we provided a reconciliation of the pro forma information to our GAAP financial statements, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results previously disclosed in the related earnings releases and investor calls.

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

Integration of recent acquisitions may result in a significant use of capital.

        Our recent acquisitions have required various expenditures and the assumption of indebtedness. Integration of these acquisitions may result in further cash outlays.

Risks Related to Our Industry

We are highly dependent on the acceptance and effectiveness of the Internet as a medium for business-to-business commerce.

        Our future revenues and the success of a number of our products and services are dependent in large part on an increase in the use of the Internet for business-to-business commerce. The failure of the Internet to continue to develop as a commercial or business medium could harm our business, operating results and financial condition. The acceptance and use of the Internet for business-to-business e-commerce could be limited by a number of factors, such as the growth and the use of the Internet in general, the threat of illegal activity that causes performance degradations at unprotected sites across the Internet, the relative ease of conducting business on the Internet, the efficiencies and improvements that conducting commerce on the Internet provides, concerns about transaction security and taxation of transactions on the Internet.

We depend on the speed and reliability of the Internet.

        The growth in Internet traffic has occasionally caused periods of decreased performance. If Internet usage continues to grow rapidly, its infrastructure may not be able to support these demands and its performance and reliability may decline. Decreased performance at some unprotected Internet sites has also been attributed to illegal attacks by third parties. If outages or delays on the Internet occur more frequently or businesses are not able to protect themselves adequately from such illegal attacks, business-to-business e-commerce could grow more slowly or decline, which might reduce demand for our software products and services. The ability of our products to satisfy our customers' needs is ultimately limited by, and depends upon, the speed and reliability of the Internet. Consequently, the emergence and growth of the market for our software products and services depends upon improvements being made to the entire Internet to improve security and alleviate overloading and congestion. If these improvements are not made, the ability of our customers to benefit from our products and services will be hindered, and our business, operating results and financial condition could suffer.

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

Item 2.    Properties

        Our corporate headquarters are located in leased office space in Chicago, Illinois. This lease expires in 2010. We also have leased offices in San Francisco, California, Portland, Oregon and Dallas, Texas. As a result of the Channelwave and Optum acquisitions (February 2, 2005 and February 7, 2005, respectively), the Company acquired leased office space in Boston, Massachusetts, White Plains, New York, Charlotte, North Carolina, Houston, Texas, Costa Mesa, California and Freemont, California.

Item 3.    Legal Proceedings

        The Company is not party to any pending legal proceedings the we believe would, if adversely determined, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of the Securities Holders

        There were no matters submitted to a vote of our shareholders during the fourth quarter of the year covered by this Annual Report on Form 10-K.

PART II

Item 5.    Market for Registrant's Common Stock, Related Shareholder Matters and Issuer Purchaser of Equity Securities

  Market Information

        Our common stock trades on the NASDAQ National Market under the symbol "CKCM." On March 17, 2005, the last reported closing price per common share was $12.47.

        The following table sets forth the high and low bid prices per share of the common stock for the years ended December 31, 2004 and 2003, as reported on the NASDAQ National Market:

	High	Low
2004
First Quarter	$8.89	$4.63
Second Quarter	$8.30	$4.57
Third Quarter	$6.20	$4.27
Fourth Quarter	$18.00	$4.65
2003
First Quarter	$3.01	$1.44
Second Quarter	$4.37	$1.02
Third Quarter	$2.60	$1.31
Fourth Quarter	$8.90	$2.00

  Holders of Record

        As of March 17, 2005, there were 261 holders of record of our common stock. The number of holders of record is not representative of the number of beneficial holders because many shares are held by depositories, brokers or other nominees.

  Dividends

        On May 1, 2003, we announced that our Board of Directors had declared a special cash dividend in the amount of $2.50 per share of our common stock ("Special Dividend"). The Special Dividend was paid on June 4, 2003 to stockholders of record as of May 20, 2003. As of May 20, 2003, we had 8,136,643 shares of common stock outstanding, which resulted in a total Special Dividend payment of approximately $20,342,000. Prior to the declaration and payment of the Special Dividend, we had never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying further cash dividends in the foreseeable future.

  Securities Authorized for Issuance under Equity Compensation Plans

        Information about securities authorized for issuance under our equity compensation plans appears under "Equity Compensation Plan Information" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this annual report.

Item 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with our consolidated financial statements and related notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2004, 2003 and 2002, and the consolidated balance sheet data as of December 31, 2004 and 2003, are derived from our consolidated financial statements that have been audited by KPMG LLP, an independent registered public accounting firm. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. All shares and per share amounts in the selected financial data below have been retroactively restated to give effect to the 1-for-5 reverse stock split of the Company's common stock, effectuated on September 4, 2002.

	Year ended December 31
	2004(a)	2003(a)	2002(a)	2001(a)	2000(a)
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$25,729	$18,189	$18,276	$43,855	$36,680
Cost of revenue(b)	9,538	9,298	10,107	13,383	10,826

Gross profit	16,191	8,891	8,169	30,472	25,854
Operating expenses:
Sales and marketing(b)	3,464	3,409	9,237	23,286	17,853
Research and development(b)	2,913	2,411	4,230	9,656	6,895
General and administrative(b)	4,524	4,520	4,613	8,528	7,314
Amortization of stock-based compensation	21	58	236	2,124	2,630
Amortization of intangible assets	477	107	—	—	—
Restructuring and other charges (recoveries)	(121)	2,378	1,214	1,827	—

Total operating expenses	11,278	12,883	19,530	45,421	34,692

Operating income (loss)	4,913	(3,992)	(11,361)	(14,949)	(8,838)

Other income, net	264	341	1,031	1,641	1,555
Income tax expense (benefit)	—	—	—	3,492	(2,050)

Net income (loss)	5,177	(3,651)	(10,330)	(16,800)	(5,233)
Accretion related to redeemable preferred stock	—	—	—	—	(8,093)

Net income (loss) available to common shareholders	$5,177	$(3,651)	$(10,330)	$(16,800)	$(13,326)

Basic net income (loss) per common share	$0.56	$(0.45)	$(1.28)	$(2.15)	$(2.18)

Diluted net income (loss) per common share	$0.54	$(0.45)	$(1.28)	$(2.15)	$(2.18)

Weighted average common shares outstanding — basic	9,163,702	8,163,223	8,064,044	7,811,945	6,124,993
Weighted average common shares outstanding — diluted	9,621,123	8,163,223	8,064,044	7,811,945	6,124,993
	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$13,382	$11,863	$34,013	$40,677	$51,318
Working capital	11,734	9,245	32,131	40,510	51,440
Total assets	32,737	19,194	42,282	54,694	69,756
Capital lease obligations, less current portion	—	—	47	727	397
Total shareholders' equity	23,154	11,049	34,521	44,438	56,616

(a)
Selected financial data for the years ended December 31, 2001 and 2000 have been reclassified to conform to the presentation of the selected financial data for the years ended December 31, 2004, 2003 and 2002, reflecting the adoption of Emerging Issues Task Force Issue No. 01-14 on January 1, 2002.

(b)
Excludes amortization of stock-based compensation presented in a separate caption, as described in the Company's consolidated financial statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with "Selected Financial Data" and the consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks, uncertainties and assumptions. These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate" and other similar words and expressions. The statements are subject to risks and uncertainties and actual results may differ materially from those indicated by these forward-looking statements as a result of various factors, including but not limited to the ability of the Company to integrate acquisitions or investments in other companies, the extent of customer acceptance and utilization of channel management products and services, the impact of competitive products and services, the volume and timing of customer contracts, changes in technology, deployment delays or errors associated with Click Commerce's products and the ability to protect Click Commerce's intellectual property rights. For a discussion of these and other risk factors that could affect Click Commerce's business, see "Risk Factors" and "Quantitative and Quantitative Disclosures About Market Risk" set forth in this report.

Overview

        Click Commerce provides software designed to help companies streamline their trading partner interactions and automate compliance-related activities. Using our software, companies can optimize business processes, improve financial performance, lower costs for partners and customers, increase brand loyalty, improve customer service, and reduce risk. The Click Commerce collaborative commerce and supply chain solutions enable companies to streamline their trading partner interactions to drive business value and competitive advantage. The Company's compliance automation solutions enable institutions to automate their regulatory compliance processes and manage research project approvals

        The Company commenced operations on August 20, 1996. During the period from inception until early 1998, the Company was primarily engaged in developing software for channel management solution. The Company implemented the first Channel Management Solution in the second quarter of 1997.

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

        Effective April 21, 2004, the Company completed its acquisition of substantially all the operating assets of Webridge, Inc. ("Webridge"), a privately-held Delaware corporation based in Beaverton, Oregon. Pursuant to the Asset Purchase Agreement, dated as of March 17, 2004 and amended March 30, 2004, the Company acquired the operating assets of Webridge, Inc., based on a valuation of Webridge as a going-concern, for consideration consisting of 615,303 shares of the Company's common stock, valued at $5.766 per share, including shares issued for working capital adjustments. The Company incurred $0.2 million of transaction costs.

        On July 1, 2004, the Company acquired all of the capital stock of bTrade, Inc. ("bTrade"), a privately-held Texas corporation based in Irving, Texas. Pursuant to an Agreement and Plan of Merger, dated as of June 17, 2004, bTrade became a wholly-owned subsidiary of the Company. The Company acquired bTrade, based on a valuation of bTrade as a going-concern, for consideration consisting of

669,367 shares (adjusted for working capital settlements) of the Company's common stock, valued at $4.795 per share, $0.2 million of cash, and the assumption of and repayment of approximately $1.3 million of existing bTrade indebtedness. The Company incurred $0.2 million of transaction costs.

        The Company focused its efforts in 2003 on achieving profitability, and reported profits of approximately $2.4 million in the second half of fiscal year 2003. In 2004, the Company reported increasing profits in each quarter of the year, as the primary focus of management maintaining profitable operations. Management plans to continue investing in developing new and improved product offerings and in increasing the exposure of the Company's products and services through its targeted marketing programs. Management futher believes that each investment must be prudently made and justified by the expected return on such investment.

        The Company offers several licensing and service options for its software products. Customers can either purchase a perpetual software license or enter into a subscription license contract. Customers may also choose to use our hosting services for their perpetual software license or install the software on servers within their own internal environment. Subscription licenses are only available to customers who also use our hosting services.

        Perpetual license revenues and professional services are typically recognized as the software or service is delivered, assuming all other revenue recognition criteria are met and do not provide a contractual, predictable future revenue stream. The recurring revenue opportunities come from subscriptions or maintenance and hosting services. While the Company may have better visibility of future revenue from subscription licenses, our customers make the final decision on the form of their software license. The Company encourages all of its customers to use its hosting services.

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

        The Company's revenue is principally derived from sales of perpetual licenses or subscriptions to its software. The Click Commerce software suite consists of the Partner Portal platform and framework and workflow, reporting, opportunity management, product information management, sales order management, after sales service management and supply chain management applications. The Company also recognizes revenue from services, including business consulting, implementation, maintenance, training and managed hosting services.

        Cost of product license revenues includes production and shipping expenses, which are expensed as incurred, amortization of developed technology (acquired in the Webridge and bTrade acquisitions), and the costs of licensing third party software incorporated into or required by the Company's products. These third party license costs are expensed as the products are delivered under perpetual licenses or subscriptions or over the maintenance period to the extent that the third party license costs related to those product offerings. Cost of service revenues include salaries and related expenses for professional services and technical support personnel who provide consulting and implementation services, maintenance and hosting services, as well as an allocation of data processing and direct overhead costs which are expensed as incurred.

        Operating expenses are classified into five general categories: sales and marketing, research and development, general and administrative, amortization of stock-based compensation and amortization of intangible assets. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for executive management, finance and administrative employees, legal and accounting services, and corporate liability insurance. Amortization of stock-based compensation represents the amortization over the related service period of the difference between the exercise price of options granted and the deemed fair market value of the underlying common stock on the date of grant, as well as amortization of the warrant issued in connection with a joint marketing agreement with Accenture Ltd. ("Accenture"). Since the Company reached an agreement with Accenture to cancel the warrant in the fourth quarter of 2002, no amortization expense of the warrant is reflected in the accompanying statements of operations and comprehensive income (loss) since that period or any subsequent period. Amortization of intangible assets represents amortization expense for certain intangible assets with finite useful lives, which were recorded in connection with the acquisition of Allegis Corporation during the first quarter of 2003, the acquisition of Webridge on April 21, 2004 and the acquisition of bTrade on July 1, 2004. The intangible assets are identified, valued and classified into separate categories. The categories are customer relationships, developed technologies, order backlog, trade names, and in-process research and development. The amortization of developed technologies is recorded in the cost of product license line item on the consolidated statement of operations and comprehensive income (loss).

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

        The Company believes that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by similarly sized software and technology companies, particularly companies in new, rapidly evolving markets. The Company may not be successful in addressing such risks and difficulties.

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

  Revenue Recognition

        Substantially all of the Company's revenues are derived from four primary sources: (i) licensing software, (ii) providing technical support and product updates, otherwise known as maintenance (iii) application hosting, and (iv) providing professional services, including implementation and training services. The Company's software is generally sold through a perpetual license or a limited term license (a subscription). The Company licenses its software in multiple-element arrangements in which the customer typically purchases a combination of: (i) our software products, (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and bug fixes over a period of one year, (iii) hosting services, and/or (iv) a professional services arrangement on a time and materials basis.

        The Company recognizes revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements." Under the residual method, revenue is recognized in a multiple-element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one of the delivered elements in the arrangement. The Company allocates revenue to each element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. The Company defers revenue for the fair value of its undelivered elements (e.g., professional services and maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements (i.e., software product) when the criteria in SOP 97-2 have been met. If evidence of fair value of the undelivered elements of the arrangement does not exist, all revenue from the arrangement is deferred until such time evidence of fair value does exist, or until all elements of the arrangement are delivered.

        License revenue from contracts in which the Company's services are not considered essential to the functionality of the software are recognized upon delivery, assuming the above criteria for revenue recognition are met under SOP 97-2. Services are not considered essential if the software is ready to use by the customer upon receipt and, therefore, implementation services do not involve significant customization to or modification or development of the underlying software code.

        Revenue from contracts in which the Company's services are essential to the functionality of the other elements of the contract is recognized using the percentage-of-completion method under contract accounting as services are performed or output milestones are reached, as the Company delivers, customizes and installs the software. The percentage completed is measured either by the percentage of labor hours incurred to date in relation to estimated total labor hours of the agreement or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. When output milestones are used, those milestones are typically determined from the structure of the contract in three milestones: delivery of the software, completion of the initial implementation and acceptance of the project by the customer.

        Revenue from contracts recognized under the percentage-of-completion method based on milestones is presented as product license revenue to the extent that the underlying milestones are related to software deliveries. In contracts with revenue recognized under the percentage-of-completion method based on labor hour inputs, revenues are presented as product license revenue to the extent that the underlying contracts are for software licenses based on equal application of discounts across all elements of the larger arrangement. For arrangements in which percentage-of-completion accounting is used, the Company records cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress. The timing and amount of cash receipts from customers can vary significantly depending on specific contract terms and can, therefore, have a significant impact on the amount of billings in excess of revenues earned on contracts in progress at the end of any given period.

        The Company provides hosting services to customers that have licensed the Company's software under a limited-term software license. Software subscriptions have been accounted for under revenue recognition principles in accordance with the guidance provided by Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." The fees related to multiple-element arrangements is allocated to the individual elements in accordance with Emerging Issues Task Force ("EITF") 00-21 "Revenue Arrangements with Multiple Deliverables," based upon verifiable, objective evidence of the fair values of each accounting unit. The Company's subscription arrangements with customers generally include several elements, including (1) a limited-term software license (a subscription), (2) strategic consulting services, (3) set-up and software subscription services, and (4) hosting services. The Company requires customers in these arrangements to use its hosting facilities, which in accordance with EITF 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," results in all arrangement revenue being deferred and recognized ratably over the term of the agreement analogous to a service arrangement. If the arrangement includes consulting services, these services are presented as consulting and implementation service revenue and are deferred and recognized ratably over the term of the arrangement, which is normally 12-24 months. Under SAB No. 104 "Revenue Recognition," costs associated with set-up and implementation of the subscriptions may be expensed as incurred or deferred and recognized over the term of the related arrangement. The Company has elected to defer such costs. The software subscription service typically begins upon customer acceptance. Limited term licenses are required to be hosted through the Company's hosting services.

        The Company also provides hosting services to customers that have licensed the Company's software on a perpetual basis. In such cases and in accordance with EITF 00-3, the hosting revenue is considered a separate contractual element of the arrangement and is recognized according to SOP 97-2. Fair value of the hosting services is typically based on the stated renewal rate of the hosting services, which is deemed substantive by management.

        The Company determines the fair value of the maintenance portion of the arrangement based on the stated renewal rate for additional maintenance terms based on renewal rates charged separately to other companies. The Company's customers typically prepay maintenance for the first year in connection with new software licenses and the related revenue is deferred and recognized ratably over the term of the initial maintenance contract. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement and are deemed to be substantive by management.

        Professional services revenue primarily consists of implementation services related to the installation of the Company's software products and training revenues. The fair value of the professional services portion of the arrangement is based on the daily rates the Company charges for these services when sold independently from a software license. Substantially all of the Company's professional services arrangements are on a time and materials basis and, accordingly, are recognized as the services are performed.

        In accordance with EITF No. 01-14, the Company classifies the reimbursement of out-of-pocket expenses from their customers as revenue, in the statement of operations.

  Accounts Receivable

        The Company continuously monitors collections and payments from its customers and maintains an allowance for estimated credit losses based upon historical experience and any specific customer collection issues that are identified. While such credit losses have historically not been material and within expectations and the allowances established, the Company cannot guarantee that it will continue to have the same credit loss rates that have been experienced in the past.

  Income Taxes

        The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In assessing the realizablility of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although future taxable income of the Company may be sufficient to utilize a substantial amount of the benefits from the Company's net operating loss carryforwards and to realize its deferred tax assets, a valuation allowance has been recorded to completely offset the carrying value of the Company's net deferred tax assets as management concluded that the realization of its deferred tax assets does not meet the "more likely than not" criteria under Statement of Financial Accounting Standards ("SFAS") No. 109. The Company recorded a reduction in the valuation allowance of $3.7 million in 2004 and an addition to the valuation allowance of $1.4 million and $2.5 million in 2003 and 2002, respectively, equal to the amount of the future tax asset used or generated. Management currently continues to believe that the "more likely than not" criteria of SFAS No. 109 has not been met and as such continues to carry a full valuation allowance against its deferred tax assets.

Results of Operations

        The following table sets forth selected financial data for the years indicated in dollars and as a percentage of total revenue.

	2004		2003		2002
	in 000's	% of Revenue	in 000's	% of Revenue	in 000's	% of Revenue
Revenue
Product license	$4,199	16.3%	$2,084	11.5%	$2,192	12.0%
Services
Maintenance and hosting	9,143	35.5	6,728	37.0	7,060	38.6
Consulting and implementation service	10,162	39.5	7,297	40.1	9,024	49.4
Subscription	2,225	8.7	2,080	11.4	—	—

Total service	21,530	83.7	16,105	88.5	16,084	88.0

Total revenues	25,729	100.0	18,189	100.0	18,276	100.0
Cost of revenues
Product license	307	1.2	341	1.9	705	3.9
Services(a)	9,231	35.9	8,375	46.0	8,359	45.7
Impairment of third party licenses	—	—	582	3.2	1,043	5.7

Total cost of revenues	9,538	37.1	9,298	51.1	10,107	55.3

Gross profit	16,191	62.9	8,891	48.9	8,169	44.7
Operating expenses:
Sales and marketing(a)	3,464	13.4	3,409	18.7	9,237	50.6
Research and development(a)	2,913	11.3	2,411	13.3	4,230	23.2
General and administrative(a)	4,524	17.6	4,520	24.9	4,613	25.2
Amortization of stock-based compensation	21	0.1	58	0.3	236	1.3
Amortization of intangible assets	477	1.9	107	0.6	—	—
Restructuring and other charges (recoveries)	(121)	(0.5)	2,378	13.1	1,214	6.6

Total operating expenses	11,278	43.8	12,883	70.9	19,530	106.9

Operating income (loss)	$4,913	19.1%	$(3,992)	(22.0)%	$(11,361)	(62.2)%

(a)
Excludes amortization of stock-based compensation reported in a separate caption, as described in the Company's consolidated financial statements.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

  Revenue

        For the year ended December 31, 2004, total revenues increased $7.5 million or 41.5% to $25.7 million from $18.2 million for the year ended December 31, 2003. Product license revenue consists of revenue from the sales of perpetual software licenses and from product elements of agreements accounted for under the percentage-of-completion basis. Product license revenue increased $2.1 million or 101.5%. The acquisitions of Webridge, Inc. ("Webridge") and bTrade, Inc. ("bTrade") accounted for approximately $1.7 million of the increase in product license revenue. Webridge was acquired by the Company on April 21, 2004 and bTrade was acquired by the Company on July 1,2004. The results of operations from Webridge and bTrade are included in the results of operations for the Company from their respective dates of acquisition. On March 27, 2003 the Company acquired

Allegis, Inc. ("Allegis"). Allegis's results were included in the Company's results of operations beginning March 27, 2003.

        Maintenance and hosting revenues increased by $2.4 million or 35.9% to $9.1 million for the year ended December 31, 2004 from $6.7 million for the year ended December 31, 2003. Webridge and bTrade accounted for $1.9 million of the total $2.4 million increase. Webridge and bTrade contributed equally to this $1.9 million increase. The remaining $0.5 million increase in the Company's maintenance and hosting revenues resulted from having a full 12 months of Allegis operations included in the results of operations for the year ended December 31, 2004 as compared to nine months of Allegis operations for the year ended December 31, 2003.

        Consulting and implementation service revenue increased $2.9 million or 39.3% to $10.2 million for the year ended December 31, 2004 from $7.3 million for the year ended December 31, 2003. Revenues generated from the Webridge acquisition accounted for 72.3% of this increase. The remaining increase primarily resulted from consulting and implementation services generated by bTrade.

        Subscription revenue increased by $0.1 million or 7.0% to $2.2 million for the year ended December 31, 2004 from $2.1 million for the year ended December 31, 2003. The bTrade acquisition accounted for a $0.6 million increase, which was partially offset by a $0.5 million decrease in the subscription revenues primarily attributable to the conversion of two subscriptions into perpetual licenses in the first quarter of 2004.

  Cost of Revenue

        Total cost of revenue increased by approximately $0.2 million, or 2.6%, to $9.5 million for the year ended December 31, 2004 from $9.3 million for the year ended December 31, 2003. Cost of product license revenue decreased by $34,000, or 10.0%, to $307,000 due to lower royalty fees for licensed third party software that is embedded in the Company's products or incorporated in the Company's product offerings. This decrease was offset by an increase in the amortization of intangibles related to developed technologies. The developed technologies arose from the acquisitions of Webridge and bTrade. The associated amortization of these intangible assets was $0.2 million for the year ended December 31, 2004.

        The cost of service revenues was $9.2 million for the year ended December 31, 2004, a $0.9 million or 10.2% increase. The increase in cost of service is directly related to a 12.2% increase in headcount. There was no impairment of third party licenses in 2004. For the year ended December 31, 2003, a $0.6 million charge for the impairment of third party software licenses was recorded in cost of revenues. The Company's gross profit margin increased to 62.9% for the year ended December 31, 2004, compared to 48.9% for the year ended December 31, 2003. The gross margin increase is due to the increase of product license revenue as a percentage of total revenue. Product license revenue made up 16.3% of total revenue for the year ended December 31, 2004, as compared to 11.5% of total revenue for the year ended December 31, 2003. In addition, service margins improved from 48% in 2003 to 57% in 2004 based on better utilization of service personnel.

  Operating Expenses

        Sales and Marketing.    Sales and marketing expenses increased by approximately $0.1 million, or 1.6%, to $3.5 million for the year ended December 31, 2004 from $3.4 million for the year ended December 31, 2003. The increase in sales and marketing was primarily attributable to an increase in employee compensation expense partially offset by a reduction in discretionary marketing spending.

        Research and Development.    Research and development expenses increased by approximately $0.5 million, or 20.8%, to $2.9 million for the year ended December 31, 2004, compared to $2.4 million for the prior year. This increase was primarily attributable to higher employee compensation costs. The acquisitions of Webridge and bTrade resulted in a significant increase in the number of research and development staff at year end. The increase in the number of research and development staff declined for the first two quarters of 2004 but increased after the acquisitions of Webridge and bTrade. The increase in employee compensation costs was partially offset by lower third party contractor costs. To date, all software development costs have been expensed as incurred.

        General and Administrative.    General and administrative expenses remained constant at $4.5 million for the years ended December 31, 2004 and 2003. The consistency can be attributable to lower lease related expenses in 2004 of approximately $0.4 million, and a reversal of an accrual for a liability that the Company was no longer responsible for of $0.5 million. These decreases were offset by an accrual established to estimate a potential foreign tax liability of $0.7 million and an increase in audit and audit related expenses of approximately $0.1 million. In 2003, the Company legal expenses related to the Company's consideration of and response to an unsolicited acquisition proposal. These expenses were offset in 2004 by non-recurring legal expenses related to potential acquisitions by the Company.

        Amortization of stock-based compensation.    Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4.6 million. Such deferred compensation is being amortized over the vesting periods of the applicable options, resulting in gross expense of $21,000, and $58,000 during the years ended December 31, 2004, and 2003, respectively.

        Amortization of intangible assets.    In the year ended December 31, 2004, the Company recorded $477,000 of amortization expense related to customer relationships, trade names and order backlog intangible assets in conjunction with the acquisitions of Allegis, Webridge and bTrade. In the year ended December 31, 2003, the Company recorded $107,000 in amortization of customer relationship intangible assets that were recorded as part of the Allegis acquisition.

        Restructuring and other charges.    In the fourth quarter of 2004, the Company determined that $121,000 of restructuring accruals were no longer needed as all employee severance had been paid out and no further obligations existed. Accordingly, the Company has reversed this accrual.

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

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

  Revenue

        Total revenue decreased $87,000, or 0.5%, to $18.2 million for the year ended December 31, 2003 from $18.3 million for the year ended December 31, 2002. Product license revenue consists of revenue from the sale of perpetual software licenses and from software elements of agreements accounted for under the percentage-of-completion basis. Product license revenue in 2003 decreased by $108,000, or 4.9%, as a result of a decrease in the number of new contracts and the average selling price of the current year's contracts, offset partially by the increase in the number of new contracts resulting from the acquisition of Allegis on March 24, 2003. Maintenance and hosting revenue decreased $332,000, or 4.7%, to $6.7 million for 2003, from $7.1 million for 2002. The decrease was primarily attributable to a decrease in contract renewals and lower average fees on existing contracts. Consulting and implementation service revenue, comprised of fees related to time and materials service contracts, training and needs analyses, as well as service elements of agreements accounted for under the percentage-of-completion basis, decreased by $1.7 million to $7.3 million in 2003, or 19.1%, from $9.0 million for the prior year. The decrease in service revenue was due primarily to the completion of existing implementation service contracts in the prior year and a trend toward smaller projects in 2003. In any period, service revenue from time and material contracts is dependent on, among other things, license transactions closed during the current and preceding periods and customer decisions regarding implementation of licensed software. The Company recorded $2.1 million of subscription revenue during the year ended December 31, 2003 as a result of the Allegis acquisition. No subscription revenue was recorded during the year ended December 31, 2002.

  Cost of Revenue

        Total cost of revenue decreased by approximately $809,000, or 8.0%, to $9.3 million for the year ended December 31, 2003 from $10.1 million for the year ended December 31, 2002. This cost of revenue decrease was primarily a result of lower third party contractor costs and employee compensation and related costs due to a reduction in project management personnel and lower third party software license costs. Cost of product revenue decreased by $364,000, or 51.6%, to $341,000 due to lower royalty fees for licensed third party software that is embedded in the Company's products or incorporated in the Company's product offerings arising from lower product sales, as well as lower expenses related to product packaging and other product costs. In addition, there was a decrease in charges for impairment of third party licenses in 2003 of $461,000 or 44.2%. Total cost of service revenue remained relatively flat in 2003 at $8.4 million. Gross profit margins increased slightly to 48.9% for the year ended December 31, 2003, compared to 44.7% for the year ended December 31, 2002. The gross margin increase is due to higher margins on both product and services revenue, as well as a decrease in the charge for impaired third party licenses. Product margins were higher due to expenses related to product-related costs. The increase in service margins was due to improved utilization rates for the professional services staff during the second half of 2003.

  Operating Expenses

        Sales and Marketing.    Sales and marketing expenses decreased by approximately $5.8 million, or 63.1%, to $3.4 million for the year ended December 31, 2003 from $9.2 million for the year ended December 31, 2002. The decrease in sales and marketing was primarily attributable to lower employee compensation and related costs due to a 58% reduction in personnel and from lower discretionary marketing spending.

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

        General and Administrative.    General and administrative expenses decreased by approximately $93,000, or 2.0%, to $4.5 million for the year ended December 31, 2003 from $4.6 million for the year ended December 31, 2002. This decrease was primarily attributable to the reduction in overhead expenses achieved through the Company's cost reduction measures, partially offset by an increase of non-recurring legal and consulting expenses related to the Company's consideration of an unsolicited acquisition proposal by one of the Company's shareholders and the payment of the June 4, 2003 $2.50 per share Special Dividend.

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

Liquidity and Capital Resources

        At December 31, 2004, the Company had $13.4 million of cash and cash equivalents, consisting primarily of proceeds from its initial public offering and cash provided by operating activities in 2004 of $3.6 million. The cash used in operating activities for the years ended December 31, 2003, and 2002 was $1.6 million and $5.5 million, respectively. The $3.6 million of cash provided by operating activities during 2004 consists primarily of cash generated from net income of $5.2 million and non-cash expenses related to depreciation and amortization, amortization of stock-based compensation and provision for doubtful accounts of $1.4 million. These sources were partially offset by cash uses resulting from an increase in receivables of $2.1 million (net of receivables acquired of $0.8 million) and a decrease in deferred revenue of $1.0 million (net of deferred revenue acquired of $1.4 million). Net changes in all other working capital balances resulted in a cash source of $0.1 million.

        Net cash used in investing activities was $2.1 million for the year ended December 31, 2004, consisting primarily of cash used in the acquisition of Webridge and bTrade, net of cash acquired, of $1.8 million, and purchases of equipment of $0.3 million. For the year ended December 31, 2003, net cash provided by investing activities was $10.4 million, which consisted primarily of the redemption of $10.3 million of short-term investments to fund the Special Dividend. For the year ended December 31, 2002, cash used in investing activities was $10.7 million, which consisted primarily of the transfer of funds to short-term investments. The Company's capital expenditures consisted of purchases of resources to manage operations, including computer hardware and software.

        Net cash provided by financing activities for the year ended December 31, 2004 was $64,000, reflecting proceeds from the exercise of stock options, offset partially by payments under capital lease obligations. Net cash used in financing activities for the year ended December 31, 2003 was $20.5 million, reflecting the payment of the $20.3 million Special Dividend on June 4, 2003. Net cash used in financing activities was $0.9 million for the year ended December 31, 2002, which reflects $0.9 million in capital lease payments and $0.1 million for the purchase of treasury stock under the Company's approved stock buy-back program.

        As of December 31, 2004, the Company had the following contractual obligations outstanding:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	1,311	426	423	380	82
Investment obligations	1,080	200	300	580	—
Other long-term liabilities	6	6	—	—	—

Total	$2,397	$632	$723	$960	$82

        As part of the Allegis acquisition, the Company assumed a letter of credit securing an office lease in San Francisco. The letter of credit expires on September 30, 2005 and had a balance of $170,000 as of December 31, 2004. The Company also has an outstanding letter of credit for an original amount of approximately $821,000 in connection with an insurance premium finance agreement. The letter of credit declines on a monthly basis, beginning in November 2004, until it expires on September 24, 2005. As of December 31, 2004, the obligations related to the letter of credit were $607,899. These letters of credit are secured by the Company's assets.

        Subsequent to December 31, 2004, the Company completed the acquisition of certain assets of ChannelWave, Inc. on February 2, 2005, in exchange for $1.0 million cash and the issuance of 225,809 shares of common stock. In addition, on February 7, 2005, the Company completed the acquisition of

Optum Inc., a Delaware corporation with offices in New York, North Carolina, Texas and California. As part of this acquisition, the Company issued approximately 1.4 million shares of the Company's common stock. The Company also assumed approximately $4.4 million of debt. See "Recent Developments" for more information. The Company expects that these acquisitions may require the funding of $2.0 million in working capital during the transition and integration of their operations. The Company believes that its current cash balances and cash generated through future operations, should sufficiently fund these working capital requirements.

        On July 1, 2004, the Company acquired bTrade, a privately-held Texas corporation based in Irving, Texas. Pursuant to an Agreement and Plan of Merger, dated as of June 17, 2004, bTrade became a wholly-owned subsidiary of the Company. The Company acquired bTrade, based on a valuation of bTrade as a going-concern, for consideration consisting of 669,367 shares valued at $4.795 per share, of Company common stock, $0.2 million in cash, and the assumption and repayment of approximately $1.3 million of existing bTrade indebtedness. The 669,367 shares of the Company's stock includes shares being held in escrow with respect to potential undisclosed bTrade liabilities and which may result in fewer shares being issued. The Company incurred $0.2 million of transaction costs related to this transaction.

        On April 21, 2004, the Company completed its acquisition of substantially all of the operating assets of Webridge. The acquisition was completed in exchange for 615,303 shares of the Company's stock valued at $5.766 per share. The Company incurred $0.2 million of transaction costs related to this transaction.

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

        On August 30, 2002, at a special meeting of its shareholders, an amendment to the Company's certificate of incorporation was approved in order to effectuate a reverse stock split of the Company's common stock at a ratio between 1-for-2 and 1-for-5, as determined by the Company's Board of Directors. At a special meeting of the Board of Directors on August 30, 2002, the Board of Directors approved a 1-for-5 reverse stock split of the Company's common stock effective as of September 4, 2002, in order to improve the trading price for the common stock and improve the likelihood that the Company would be allowed to maintain the common stock's listing on the NNM by satisfying the minimum bid requirement. As previously disclosed on a Current Report on Form 8-K dated September 4, 2002, the Company expected to and did receive on September 9, 2002, a letter from NASDAQ informing the Company that the Company had not satisfied the minimum bid price requirement for listing of its common stock and that it would be delisted on September 17, 2002. The Company appealed such notice on September 12, 2002, requesting a hearing before a listing qualification panel to review such delisting determination. Subsequently, NASDAQ informed the Company that it had evidenced compliance with the bid price requirement for continued listing on the NNM.

        In May 2002, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of its common stock in the open market. These shares could be purchased pursuant to Rule 10b-18 under the Exchange Act from time to time in the public market or through privately negotiated transactions. The timing and amount of any repurchase was at the discretion of the Company's management. Through December 31, 2002, the Company had repurchased 29,064 shares of its common stock at an average purchase price of $4.03 per share and at an aggregate cost of $117,239. No shares were repurchased during 2003 or 2004, and the shares remain classified as treasury stock in the consolidated balance sheet of the Company as December 31, 2004.

        The Company may use cash resources to fund investments in complementary businesses or technologies or other purposes as determined by the Company. The Company believes its existing cash balances and cash generated from future operating activities will be sufficient to fund the Company's operations, including cash needs of the acquired businesses, for at least the next twelve months. Thereafter, the Company may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, the Company may not be able to raise it on acceptable terms or at all. Additional equity may be issued in connection with potential acquisitions in addition to the transaction noted in the Recent Developments section below.

Impact of Recently Issued Accounting Standards

        In December 2004, the FASB issued SFAS 123(R),"Share-Based Payment," which will be effective for public entities as of the first interim or annual reporting period that begins after June 15, 2005. SFAS123(R) replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The new standard requires that the compensation cost relating to share-based payment be recognized in financial statements at fair value. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB 25 will no longer be allowed. The Company has historically elected to use the intrinsic value method and has not recognized expense for employee stock options granted unless the options were issued with intrinsic value. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 123(R), "Share-Base Payment." SFAS No. 123(R) must be adopted, and the associated expenses must be reflected in all financial statements filings after June 30, 2005. The Company is therefore unable to disclose the impact that adopting SFAS No. 123(R) will have on its financial position and results of operations.

Recent Developments

        On February 2, 2005, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") with ChannelWave, Inc. ("ChannelWave"), pursuant to which the Company acquired certain assets from ChannelWave, including substantially all assets relating to ChannelWave's Partner Relationship Management System and Service Information System businesses, for consideration comprising $1.0 million of cash and 225,807 shares of the Company's common stock (of which 29,033 shares are being held by the Company in escrow for certain potential additional liabilities of ChannelWave pursuant to the Purchase Agreement). The shares of the Company's common stock are expected to be registered for resale on a Registration Statement on Form S-3.

        On February 7, 2005, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Optum and its stockholders, pursuant to which the Company acquired Optum. In consideration for the merger, the Company paid $325,467 in cash and issued 1,405,780 shares of common stock to the stockholders of Optum (of which $65,093 in cash and 281,156 shares are being held by an escrow agent for certain potential additional liabilities of Optum pursuant to the Merger Agreement), assumed approximately $4.4 million of Optum indebtedness, and incurred various transaction-related expenses. The shares of the Company's common stock are expected to be registered for resale on a Registration Statement on Form S-3.

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

  Foreign Currency Exchange Rate Risk

        To date, virtually all of the Company's recognized revenues have been denominated in U.S. dollars and primarily from customers in the United States. Thus, the exposure to foreign currency exchange rate changes has been immaterial. The Company expects, however, that future product license and professional services revenues may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. Furthermore, to the extent the Company engages in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. Although the Company will continue to monitor its exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, there is no assurance that exchange rate fluctuations will not adversely affect financial results in the future.

  Interest Rate Risk

        As of December 31, 2004, the Company had cash and cash equivalents of $13.4 million. Based upon the balance of cash and cash equivalents at December 31, 2004, a change in interest rates of 0.5% would cause a corresponding change in annual interest income of approximately $67,000.

Item 8.    Consolidated Financial Statements and Supplementary Data

        See Index to Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        Based on their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

  Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2004.

        In connection with performing a review of the Company's interim financial information to be included in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004, KPMG, LLP, our independent registered public accounting firm, issued a letter to the Company to communicate control deficiencies that were considered to be a material weakness. KPMG indicated, and the Company agreed that, the Company's quarter-end reporting schedule was too compressed, allowing insufficient time for the Company to perform adequate reviews of its accounting records and prepare appropriate support for the accounting positions taken by the Company, and for its independent registered public accountants to complete their review of the Company's financial statements, prior to the Company's release of its financial results. Consequently, the Company has determined that, for future periods, it will release its quarterly financial results to the public on a date closer to the due date for the filing of its Quarterly Report on Form 10-Q and its Annual Report attached with its Form 10-K, thereby increasing the time available for its internal review of accounting issues and for its independent public accountants' review of the Company's financial statements. For the quarter and year ended December 31, 2004 the Company waited an additional two weeks, as compared to the quarter and nine months ended September 30, 2004, before releasing earnings. The Company believes that this modification to its operating procedures has rectified the material weakness in its internal controls identified by KPMG, and therefore management has concluded that this material weakness does not exist as of December 31, 2004.

  Changes to Internal Control over Financial Reporting

        Subsequent to December 31, 2004, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this item is incorporated by reference to the material in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders (the "Proxy Statement").

        The Company has adopted a code of ethics that applies to all Company employees, including employees of Company subsidiaries, as well as each member of the Company's Board of Directors. A copy of the Code of Ethics is available by writing to us at Click Commerce, Inc., 200 East Randolph Street, 52nd Floor, Chicago, Illinois 60601, Attention: Investor Relations. If the Company makes any amendments to this Code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this Code to the Company's chief executive officer, chief financial officer or controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
1.    Financial Statements

    Included herein at pages F-1 through F-30.

  2.
  Financial Statement Schedules

    The following auditors' report and financial statement schedule are included herein at pages F-29 and F-30.

    Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

    Schedule II—Valuation and Qualifying Accounts

  3.
  Exhibits

        Exhibit Numbers 10.1 through 10.3, 10.7 through 10.11 and 10.13 are management contracts or compensatory plans or arrangements.

Exhibit Number	Description of Exhibit
2.1*	Agreement and Plan of Merger, dated as of March 21, 2003, by and among Click Commerce, Inc., Allegis Acquisition, Inc., Allegis Acquisition of California, Inc. and Allegis Corporation.
2.2*>>	Asset Purchase Agreement, dated as of March 17, 2004, between Click Commerce, Inc., Click West Coast Corp., Click-Webridge Inc., and Webridge, Inc.
2.3*>>	Amendment No. 1 to Purchase Agreement, dated as of March 30, 2004.
2.4*>>>	Plan of Merger Agreement, dated as of July 1, 2004, between Click Commerce Inc., Click Texas Corp., bTrade Acquisition Corp., and bTrade, Inc.
3.1**	Restated Certificate of Incorporation
3.2*^^^^^	Amended and Restated Bylaws
3.3*^^^^	Amendment to Certificate of Incorporation of Click Commerce, Inc.
4.1***	Specimen Common Stock certificate.
4.2***	Amended and Restated Shareholders and Rights Agreement
10.1***	Amended and Restated Click Commerce, Inc. Stock Option and Stock Award Plan
10.2***	Click Commerce, Inc. Directors' Stock Option and Stock Award Plan
10.3***	Form of Indemnification Agreement entered into between Click Commerce, Inc. and its directors and executive officers
10.4*^	Promissory Note, dated March 31, 2000, between Click Commerce, Inc. and American National Bank and Trust Company of Chicago.
10.5*^	Loan and Security Agreement, dated March 31, 2000, between Click Commerce, Inc. and American National Bank and Trust Company of Chicago
10.6*^	Strategic Alliance Agreement with Andersen Consulting, LLP (now known as Accenture Ltd.).
10.7*^^	Release and Severance Agreement between William Conroy and Click Commerce, Inc. dated as of April 15, 2002

10.8*^^^	Employment Agreement between Michael W. Nelson and Click Commerce, Inc. dated as of August 7, 2002
10.9*#	Employment Agreement between Michael W. Ferro, Jr., and Click Commerce, Inc. dated as of January 1, 2003.
10.10*#	Employment Agreement between Justin C. Dearborn and Click Commerce, Inc. dated as of November 18, 2002.
10.11*##	Stock Option Agreement of Michael W. Ferro, Jr.
10.12*###	Subleases Termination Agreement between Radian Guaranty Inc., and Click Commerce, Inc., dated as of August 29, 2003.
10.13*>	Employment Agreement between Daniel J. Taylor and Click Commerce, Inc. dated as of July 1, 2003.
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to the Company's Form 8-K, filed on March 28, 2003 with the Securities and Exchange Commission.
**
Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-54432.
***
Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-30564.
***
Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 333-30564 filed on March 28, 2004.
*^
Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-30564, filed on May 1, 2000.
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
*>
Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2003.
*>>
Incorporated by reference to the Company's Current Report on Form 8-K, dated April 22, 2004.
*>>>
Incorporated by reference to the Company's Current Report on Form 8-K, dated July 6, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21 day of March, 2005

Click Commerce, Inc.
By:	/s/ MICHAEL W. FERRO, JR. Michael W. Ferro, Jr. Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. FERRO, JR. Michael W. Ferro, Jr.	Director, Chief Executive Officer and Chairman of the Board of Directors	March 21, 2005
/s/ WILLIAM J. DEVERS, JR. William J. Devers, Jr.	Director	March 21, 2005
/s/ JUNE E. DREWRY June E. Drewry	Director	March 21, 2005
/s/ EMMANUEL A. KAMPOURIS Emmanuel A. Kampouris	Director	March 21, 2005
/s/ ANDREW J. MCKENNA Andrew J. McKenna	Director	March 21, 2005
/s/ JOHN F. SANDNER John F. Sandner	Director	March 21, 2005
/s/ SAMUEL K. SKINNER Samuel K. Skinner	Director	March 21, 2005

/s/ NEELE E. STEARNS, JR. Neele E. Stearns, Jr.	Director	March 21, 2005
/s/ MICHAEL W. NELSON Michael W. Nelson	Vice President, Chief Financial Officer And Treasurer (Principal Financial and Accounting Officer)	March 21, 2005

CLICK COMMERCE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Click Commerce, Inc.:

We have audited the accompanying consolidated balance sheets of Click Commerce, Inc. (the Company) as of December 31, 2004 and 2003 and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Chicago, Illinois March 21, 2005

CLICK COMMERCE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$13,382	$11,863
Trade accounts receivable, less allowance for doubtful accounts of $514 and $323 at December 31, 2004 and 2003, respectively	7,264	4,628
Revenue earned on contracts in progress in excess of billings	276	—
Prepaids and other current assets	389	820

Total current assets	21,311	17,311
Property and equipment, net	870	865
Restricted cash	—	170
Intangible assets, net	2,944	359
Goodwill	6,874	—
Other assets	738	489

Total assets	$32,737	$19,194

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$573	$400
Billings in excess of revenues earned on contracts in progress	68	33
Deferred revenue	5,174	4,785
Accrued compensation	1,585	1,016
Accrued expenses and other current liabilities	2,177	1,763
Current portion of capital lease obligations	—	69

Total current liabilities	9,577	8,066
Other long term liabilities	6	79

Total liabilities	9,583	8,145

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 9,742,401 and 8,390,432 shares issued at December 31, 2004 and 2003, respectively; 9,713,337 and 8,361,368 shares outstanding at December 31, 2004 and 2003, respectively	10	8
Additional paid-in capital	69,386	62,498
Accumulated other comprehensive income	153	136
Deferred compensation	—	(21)
Treasury stock, at cost 29,064 shares	(117)	(117)
Accumulated deficit	(46,278)	(51,455)

Total shareholders' equity	23,154	11,049

Total liabilities and shareholders' equity	$32,737	$19,194

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

	Year ended December 31,
	2004	2003	2002
Revenues:
Product license	$4,199	$2,084	$2,192
Service
Maintenance and hosting	9,143	6,728	7,060
Consulting and implementation services	10,162	7,297	9,024
Subscription	2,225	2,080	—

Total service	21,530	16,105	16,084

Total revenues	25,729	18,189	18,276
Cost of revenues:
Product license	307	341	705
Services	9,231	8,375	8,359
Impairment of third party licenses	—	582	1,043

Total cost of revenues	9,538	9,298	10,107

Gross profit	16,191	8,891	8,169
Operating expenses:
Sales and marketing	3,464	3,409	9,237
Research and development	2,913	2,411	4,230
General and administrative	4,524	4,520	4,613
Amortization of stock-based compensation	21	58	236
Amortization of intangible assets	477	107	—
Restructuring and other charges (recoveries)	(121)	2,378	1,214

Total operating expenses	11,278	12,883	19,530

Operating income (loss)	4,913	(3,992)	(11,361)

Interest income	137	303	806
Interest expense	—	(15)	(75)
Other income, net	127	53	300

Other income, net	264	341	1,031

Income (loss) before income taxes	5,177	(3,651)	(10,330)
Income tax expense	—	—	—

Net income (loss)	5,177	(3,651)	(10,330)
Basic income (loss) per common share	$0.56	$(0.45)	$(1.28)

Diluted income (loss) per common share	$0.54	$(0.45)	$(1.28)

Weighted average common shares outstanding—basic	9,163,702	8,163,223	8,064,044
Weighted average common shares outstanding—diluted	9,621,123	8,163,223	8,064,044
Comprehensive income (loss):
Net income (loss)	$5,177	$(3,651)	$(10,330)
Foreign currency translation adjustment	17	(12)	23

Comprehensive income (loss)	$5,194	$(3,663)	$(10,307)

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock
			Additional paid-in capital	Accumulated other comprehensive income	Deferred compensation
	Shares	Amount				Treasury stock	Accumulated deficit	Total
Balance at December 31, 2001	8,048,305	$8	$85,518	$125	$(3,739)	—	$(37,474)	$44,438
Amortization of deferred stock compensation	—	—	—	—	236	—	—	236
Amortization of deferred board compensation	—	—	239	—	—	—	—	239
Issuance of common stock related to board compensation	6,411	—	25	—	(25)	—	—	—
Deferred compensation related to cancelled options	—	—	(313)	—	313	—	—	—
Write-off of cancelled warrant	—	—	(2,969)	—	2,969	—	—	—
Issuance of common stock upon exercise of stock options	67,171	—	32	—	—	—	—	32
Treasury stock acquired	(29,064)	—	—	—	—	(117)	—	(117)
Common shares retired	(37)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	23	—	—	—	23
Net loss	—	—	—	—	—	—	(10,330)	(10,330)

Balance at December 31, 2002	8,092,786	$8	$82,532	$148	$(246)	$(117)	$(47,804)	$34,521

Amortization of deferred stock compensation	—	—	—	—	58	—	—	58
Deferred compensation related to cancelled options	—	—	(167)	—	167	—	—	—
Issuance of common stock related to board compensation	15,951	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	252,631	—	475	—	—	—	—	475
Payment of dividends	—	—	(20,342)	—	—	—	—	(20,342)
Foreign currency translation adjustment	—	—	—	(12)	—	—	—	(12)
Net loss	—	—	—	—	—	—	(3,651)	(3,651)

Balance at December 31, 2003	8,361,368	$8	$62,498	$136	$(21)	$(117)	$(51,455)	$11,049

Amortization of deferred stock compensation	—	—	—	—	21	—	—	21
Issuance of common stock upon exercise of stock options	67,299	—	133	—	—	—	—	133
Issuance of common stock in conjunction with acquisitions	1,284,670	2	6,755	—	—	—	—	6,757
Foreign currency translation adjustment	—	—	—	17	—	—	—	17
Net income	—	—	—	—	—	—	5,177	5,177

Balance at December 31, 2004	9,713,337	$10	$69,386	$153	$—	$(117)	$(46,278)	$23,154

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

6(Dollars in thousands)

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$5,177	$(3,651)	$(10,330)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of stock-based compensation	21	58	236
Depreciation and amortization	1,127	1,113	1,410
Provision for doubtful accounts	240	149	342
Amortization of deferred compensation	—	—	239
Impairment of third party licenses and restructuring and other charges, net of payments	(121)	1,173	826
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(2,093)	2,169	1,418
Revenue earned on contracts in progress in excess of billings	(276)	—	—
Other current assets	471	777	971
Accounts payable	(217)	(947)	(619)
Billings in excess of revenues earned on contracts in progress	35	(342)	(67)
Deferred revenue	(1,001)	(516)	1,509
Accrued compensation	62	(1,028)	(960)
Accrued expenses and other current liabilities	(103)	(187)	(853)
Income taxes receivable	—	—	145
Other assets	238	(402)	277

Net cash provided by (used in) operating activities	3,560	(1,634)	(5,456)
Cash flows from investing activities:
Purchases of property and equipment	(319)	(187)	(291)
Payments for acquisitions, net of transaction costs and cash acquired	(1,850)	176	—
Proceeds from the sale of assets	81	—	—
Redemptions (purchases) of investments, net	(17)	10,367	(10,368)

Net cash provided by (used in) investing activities	(2,105)	10,356	(10,659)
Cash flows from financing activities:
Proceeds from exercise of stock options	133	475	32
Payment of special dividend	—	(20,342)	—
Purchase of treasury stock	—	—	(117)
Principal payments under capital lease obligations	(69)	(626)	(854)

Net cash provided by (used in) financing activities	64	(20,493)	(939)
Effect of foreign exchange rates on cash and cash equivalents	—	(12)	23

Net increase (decrease) in cash and cash equivalents	1,519	(11,783)	(17,031)
Cash and cash equivalents at beginning of year	11,863	23,646	40,677

Cash and cash equivalents at end of year	$13,382	$11,863	$23,646

Supplemental disclosures:
Interest paid	13	15	74
Income taxes paid	—	—	70
Common stock issued for acquisitions	$6,757	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

        Click Commerce, Inc ("the Company") is a leading supplier of software and related services focused on the partner relationship management market. The Company's other product lines implement similar software and service solutions to streamline and automate trading partner interactions, research and grant compliance in major medical and other research facilities. Through the Company's recent acquisition of Optum, Inc., the Company has expanded its product offerings to include supply chain and warehouse management software and related services. Each of the Company's lines applies similar underlying technology to effect secure Internet communications as a replacement for handwritten forms, telephone and fax communications and less-efficient, more costly electronic data systems.

2.    Summary of Significant Accounting Policies

  Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Certain prior period amounts have been reclassified to conform to the current year presentation.

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

  Property and Equipment

        Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years, or in the case of leasehold improvements, the shorter of the assets useful life or the remaining lease term. Leased equipment meeting certain criteria are capitalized, and the present value of the related lease payments is recorded as a liability. Equipment held under capital leases is amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life of the asset. Amounts expended for repairs and maintenance are charged to expense as incurred.

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

  Long-term Investments

        The Company has invested in a long-term investment fund. Under terms of the investment, the Company has a total commitment of $2.0 million of which $920,000 has been contributed to date for a pro rata ownership interest of less than 2%. During the second quarter of 2004, the Company learned that part of the amount of cash invested in the fund since the second quarter of 2003 related to management fees. As a result, the Company recorded an expense in the second quarter of 2004 to reduce the value of the investment by $101,000, which is the amount of the management fee that had been incurred since inception through June 30, 2004. The Company was assessed and expensed an additional $22,514 in management fees for the year ended December 31, 2004. The Company uses the cost method to account for this investment. The cost method is used as the Company does not have significant influence over the investor's operating and financial policies, and because the investment is not in marketable securities. The balance of this investment was $0.7 million at December 31, 2004 and is reflected in other assets on the consolidated balance sheet.

  Goodwill and Intangible Assets

        Goodwill is not amortized, but instead is tested for impairment at least annually in November. Intangibles assets continue to be amortized over their respective estimated useful lives ranging from one to five years. The Company has no intangible assets with indefinite lives.

  Revenue Recognition

        Substantially all of the Company's revenues are derived from four primary sources: (i) licensing software, (ii) providing technical support and product updates, otherwise known as maintenance (iii) application hosting, and (iv) providing professional services, including implementation and training services. The Company's software is generally sold through a perpetual license or a limited term license (a subscription). The Company licenses its software in multiple-element arrangements in which the customer typically purchases a combination of: (i) our software products, (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and bug fixes over a period of one year, (iii) hosting services, and/or (iv) a professional services arrangement on a time and materials basis.

        The Company recognizes revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements." Under the residual method, revenue is recognized in a multiple-element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one of the delivered elements in the arrangement. The Company allocates revenue to each element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. The Company defers revenue for the fair value of its undelivered elements (e.g., professional services and maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements (i.e., software product) when the criteria in SOP 97-2 have been met. If evidence of fair value of the undelivered elements of the arrangement does not exist, all revenue from the arrangement is deferred until such time evidence of fair value does exist, or until all elements of the arrangement are delivered.

        License revenue from contracts in which the Company's services are not considered essential to the functionality of the software are recognized upon delivery, assuming the above criteria for revenue recognition are met under SOP 97-2. Services are not considered essential if the software is ready to use by the customer upon receipt and, therefore, implementation services do not involve significant customization to or modification or development of the underlying software code.

        Revenue from contracts in which the Company's services are essential to the functionality of the other elements of the contract is recognized using the percentage-of-completion method under contract accounting as services are performed or output milestones are reached, as the Company delivers, customizes and installs the software. The percentage completed is measured either by the percentage of labor hours incurred to date in relation to estimated total labor hours of the agreement or in consideration of achievement of certain output milestones, depending on the specific nature of each contract. When output milestones are used, those milestones are typically determined from the structure of the contract in three milestones: delivery of the software, completion of the initial implementation and acceptance of the project by the customer.

        Revenue from contracts recognized under the percentage-of-completion method based on milestones is presented as product license revenue to the extent that the underlying milestones are related to software deliveries. In contracts with revenue recognized under the percentage-of-completion method based on labor hour inputs, revenues are presented as product license revenue to the extent that the underlying contracts are for software licenses based on equal application of discounts across all elements of the larger arrangement. For arrangements in which percentage-of-completion accounting is used, the Company records cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress. The timing and amount of cash receipts from customers can vary significantly depending on specific contract terms and can, therefore, have a significant impact on the amount of billings in excess of revenues earned on contracts in progress at the end of any given period.

        The Company provides hosting services to customers that have licensed the Company's software under a limited-term software license. Software subscriptions have been accounted for under revenue recognition principles in accordance with the guidance provided by Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." The fees related to multiple-element arrangements is allocated to the individual elements in accordance with Emerging Issues Task Force ("EITF") 00-21 "Revenue Arrangements with Multiple Deliverables," based upon verifiable, objective evidence of the fair values of each accounting unit. The Company's subscription arrangements with customers generally include several elements, including (1) a limited-term software license (a subscription), (2) strategic consulting services, (3) set-up and software subscription services, and (4) hosting services. The Company requires customers in these arrangements to use its hosting facilities, which in accordance with EITF 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," results in all arrangement revenue being deferred and recognized ratably over the term of the agreement analogous to a service arrangement. If the arrangement includes consulting services, these services are presented as consulting and implementation service revenue and are deferred and recognized ratably over the term of the arrangement, which is normally 12-24 months. Under SAB No. 104 "Revenue Recognition," costs associated with set-up and implementation of the subscriptions may be expensed as incurred or deferred and recognized over the term of the related arrangement. The Company has elected to defer such costs. The software subscription service typically begins upon customer acceptance. Limited term licenses are required to be hosted through the Company's hosting services.

        The Company also provides hosting services to customers that have licensed the Company's software on a perpetual basis. In such cases and in accordance with EITF 00-3, the hosting revenue is considered a separate contractual element of the arrangement and is recognized according to SOP 97-2. Fair value of the hosting services is typically based on the stated renewal rate of the hosting services, which is deemed substantive by management.

        The Company determines the fair value of the maintenance portion of the arrangement based on the stated renewal rate for additional maintenance terms based on renewal rates charged separately to other companies. The Company's customers typically prepay maintenance for the first year in connection with new software licenses and the related revenue is deferred and recognized ratably over the term of the initial maintenance contract. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement and are deemed to be substantive by management.

        Professional services revenue primarily consists of implementation services related to the installation of the Company's software products and training revenues. The fair value of the professional services portion of the arrangement is based on the daily rates the Company charges for these services when sold independently from a software license. Substantially all of the Company's professional services arrangements are on a time and materials basis and, accordingly, are recognized as the services are performed.

        In accordance with EITF No. 01-14, the Company classifies the reimbursement of out-of-pocket expenses from their customers as revenue, in the statement of operations.

  Software Costs

        Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility of computer software products to be licensed or otherwise marketed, are classified as research and development costs, and are expensed as incurred. Once technological feasibility has been determined, costs incurred in the software development, including coding, testing, and product quality assurance, are capitalized. To date, the period between technological feasibility and general availability has been short and costs qualifying for capitalization have been insignificant. Accordingly, no software development costs have been capitalized to date.

        Costs associated with software developed or obtained for internal use are capitalized and amortized over the useful life of the software.

  Income (Loss) per Share

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

        Potentially dilutive stock options that were excluded from the net income (loss) per share calculations for the years ended December 31, 2004, 2003 and 2002 totaled 87,389, 149,576 and 431,371 shares of common stock, respectively. For the year ended December 31, 2002, a warrant for 163,645 shares of common stock was also excluded from the calculation of diluted loss per share. In the fourth quarter of 2002, the Company reached an agreement to cancel the warrant.

  Income Taxes

        The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In assessing the realizablility of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although future taxable income of the Company may be sufficient to utilize a substantial amount of the benefits from Company's net operating loss carryforwards and to realize its deferred tax assets, a valuation allowance has been recorded to completely offset the carrying value of the Company's net deferred tax assets as management concluded that the realization of its deferred tax assets does not meet the "more likely than not" criteria under Statement of Financial Accounting Standards ("SFAS") No. 109. The Company recorded a reduction in the valuation allowance of $3.7 million in 2004 and an addition to the valuation allowance of $1.4 million and $2.5 million in 2003 and 2002, respectively, equal to the amount of the future tax asset used or generated. Management currently continues to believe that the "more likely than not" criteria of SFAS No. 109 has not been met and as such continues to carry a full valuation allowance against its deferred tax assets.

  Financial Instruments

        The reported amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued compensation, accrued expenses, and other current liabilities approximate their fair values due to the short-term nature of these instruments.

  Stock-Based Compensation

        The Company accounts for its stock options in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. The Company continues to apply the provisions of APB 25 and provides the pro forma disclosures required by SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." As such, compensation expense would be recorded only if the fair value of the underlying stock exceeded the exercise price of the option on the grant date.

        The Company has applied APB No. 25 and related interpretations in accounting for the Employee Plan and the Directors' Plan. Accordingly, no compensation cost has been recognized on stock options for which the exercise price equaled the fair value at the date of grant. Had the Company determined compensation cost based on the method required by SFAS No. 123, the Company's net income (loss) and net income (loss) per common share for the years ended December 31, 2004, 2003 and 2002 would approximate the pro forma amounts below.

        The Company has applied APB 25 and related interpretations in accounting for its stock options issued under the Amended and Restated Click Commerce Stock Option and Stock Award Plan and the Amended and Restated Directors' Stock Option and Stock Award Plan. Accordingly, no compensation cost has been recognized on stock options for which the exercise price equaled the fair value at the date of grant. Had the Company determined compensation cost based on the method required by SFAS No. 123, the Company's net income (loss) and net income (loss) per common share for 2004, 2003 and 2002 would approximate the pro forma amounts below:

	2004	2003	2002
	(in thousands, except per share amounts)
Net income (loss), as reported	$5,177	$(3,651)	$(10,330)
Stock-based employee compensation expense included in the determination of net income (loss) as reported, net of related tax effects	21	58	319
Total fair value method employee stock-based compensation expense, net of related tax effects	(1,186)	(1,213)	(3,940)

Pro forma net income (loss)	$4,012	$(4,806)	$(13,951)

Basic income (loss) per share:
As reported	$0.56	$(0.45)	$(1.28)
Pro forma	$0.44	$(0.59)	$(1.73)
Diluted income (loss) per share:
As reported	$0.54	$(0.45)	$(1.28)
Pro forma	$0.42	$(0.59)	$(1.73)

        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2004	2003	2002
Expected life, in years	4.0	4.0	4.25
Expected volatility	78%	171%	99%
Risk-free interest rate	3.0%	3.0%	2.7%
Dividend yield	0.0%	0.0%	0.0%

        For its fixed awards with pro-rata vesting provisions, the Company calculates any compensation expenses recorded in the consolidated financial statements or included in the pro-forma net income (loss) required by the disclosure only provisions of SFAS No. 123 on a straight line basis.

        Prior to its IPO, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4,636,000. Such deferred compensation was amortized on a straight-line basis over the vesting period of each individual award, resulting in $21,000, $58,000 and $236,000 of stock-based compensation expense for the years ended December 31, 2004, 2003 and 2002, respectively. The following table contains the amortization expense attributable to each noted expense caption, as applicable on the consolidated statements of operations and other comprehensive income (loss).

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Stock-based employee compensation expense attributable to:
Cost of revenues	$13	$7	$70
Sales and marketing	8	49	104
Research and development	—	2	8
General and administrative	—	—	54

Total	$21	$58	$236

  Segment Reporting

        The Company operates in a single segment and makes enterprise-wide disclosures as applicable.

  Foreign Currency Translation

        The Company translates assets and liabilities of non-U.S. functional currency subsidiaries into U.S. dollars at the current rates of exchange in effect at the end of each period. Revenues and expenses are translated using average rates in effect during the period. Gains and losses from translation adjustments are included in shareholders' equity under the caption "Accumulated other comprehensive income." Currency transaction gains or losses created by monetary assets and liabilities stated in currency other than the functional currency are recognized in current operations and have not been significant to the Company's operating results.

  Advertising Expense

        The Company expenses all advertising costs as they are incurred. The Company incurred no advertising expense for the years ended December 31, 2004, 2003 and 2002.

3.    Acquisitions

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

At March 24, 2003
(in thousands)
Current assets	$3,024
Property and equipment	393
Intangible assets	466
Other assets	274

Total assets acquired	4,157

Current liabilities	3,908
Long-term liabilities	104

Total liabilities assumed	4,012

Net assets acquired	$145

        Effective April 21, 2004, the Company completed its acquisition of substantially all the operating assets of Webridge, Inc. ("Webridge"), a privately-held Delaware corporation based in Beaverton, Oregon. Pursuant to the Asset Purchase Agreement, dated as of March 17, 2004 and amended March 30, 2004, the Company purchased substantially all of the operating assets of Webridge. The Company acquired the operating assets of Webridge, Inc., based on a valuation of Webridge as a going-concern, for consideration consisting of 615,303 shares of Click Commerce, Inc. common stock, valued at $5.766 per share, including shares issued for working capital adjustments. The Company incurred $0.2 million in direct expenses related to this acquisition.

        On July 1, 2004, the Company acquired bTrade, Inc. ("bTrade"), a privately-held Texas corporation based in Irving, Texas. Pursuant to an Agreement and Plan of Merger, dated as of June 17, 2004, bTrade became a wholly-owned subsidiary of the Company. The Company acquired bTrade, based on a valuation of bTrade as a going-concern, for consideration consisting of 669,367 shares, valued at $4.795 per share, of Company common stock, $0.2 million of cash, and the assumption and repayment of approximately $1.3 million of existing bTrade indebtedness. The 669,367 shares of the Company's common stock includes 40,802 shares being held in escrow subject to final undisclosed liability adjustments, which may result in fewer shares ultimately being issued. The Company incurred $0.2 million in direct expenses related to this acquisition.

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

	Webridge April 21, 2004	bTrade July 1, 2004
	(in thousands)
Assets:
Cash and cash equivalents	$—	$9
Trade accounts receivable	446	322
Other current assets	—	41

Total current assets	446	372

Property and equipment	121	121
Intangible assets, including in-process R&D	1,620	1,618
Goodwill	1,817	5,057
Other assets	300	—

Total assets	4,304	7,168

Liabilities:
Accounts payable	—	390
Accrued liabilities	422	603
Short term debt obligations(1)	—	1,306
Deferred revenue	146	1,244

Total liabilities	568	3,543

Net assets acquired	$3,736	$3,625

(1)
The acquired debt was paid immediately upon the closing of the acquisition of bTrade.

        The following table sets forth the allocation of intangible assets to customer relationships, developed technology, trade names, order backlog as well as the in-process R&D charge recorded from the acquisition of bTrade. These intangible assets, as well as the goodwill recorded by the Company, will be evaluated, as required, to determine that the fair value of such assets do not exceed their recorded values. If an impairment exists, the carrying values of such assets will be reduced to their fair value. No goodwill or intangible asset impairments were recorded for the year ended December 31, 2004. No intangible asset impairments were recorded for the year ended December 31, 2003.

	Customer Relationships(1)	Developed Technology(2)	Trade Names(3)	Order Backlog(4)	In process R&D(5)	Total
bTrade	$1,195	$274	$—	$143	$6	$1,618
Webridge	560	910	150	—	—	1,620
Allegis	466	—	—	—	—	466
Gross intangible assets and in-process R&D	2,221	1,184	150	143	6	3,704
Accumulated amortization to date	(471)	(176)	(35)	(72)	(6)	(760)
Balance at December 31, 2004	$1,750	$1,008	$115	$71	$—	$2,944

Amortization expense:
Year ended December 31, 2004	$364	$176	$35	$72	$6	$653
Year ended December 31, 2003	107	—	—	—	—	107
Estimated amortization expense for the 12 months ended:
December 31, 2005	510	282	50	71	—	913
December 31, 2006	391	282	50	—	—	723
December 31, 2007	351	282	15	—	—	648
December 31, 2008	351	125	—	—	—	476
December 31, 2009	147	37	—	—	—	184

(1)
Customer relationships are amortized over five years for bTrade and Webridge, and over three years for Allegis

(2)
Developed technology is amortized over five years for bTrade and four years for Webridge and is reflected in the cost of product license revenue on the consolidated statement of operations and comprehensive income (loss).

(3)
Trade names are being amortized over three years

(4)
Order backlog is being amortized over one year

(5)
In-process R&D is charged immediately to amortization of intangible assets on the statement of operations and comprehensive income (loss).

        The following unaudited pro forma financial information for the years ended December 31, 2004 and 2003 presents the consolidated operations of the Company as if all of the acquisitions had been consummated on January 1, 2003, after giving effect to certain adjustments for the pro forma acquisitions as of the assumed January 1, 2003 acquisition date. Under the provisions of SFAS No. 142, goodwill acquired in transactions completed after June 30, 2001 is not amortized. As the acquisition of

Allegis, Webridge and bTrade occurred subsequent to that date, these pro forma results do not reflect any goodwill amortization expense. The unaudited pro forma financial information is provided for informational purposes only, should not be construed to be indicative of the Company's consolidated results of operations had the acquisition of Allegis, Webridge and bTrade been consummated on these earlier dates, and do not project the Company's results of operations for any future period:

	Year Ended December 31,
	2004	2003
	(in thousands, except per share data)
Revenues	$29,736	$32,428
Net income (loss)	4,564	(14,212)
Basic net income (loss) per share	0.47	(1.50)
Diluted net income (loss) per share	0.45	(1.50)

4.    Net income (loss) Per Share

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
	(in thousands)
Numerator for basic and diluted earnings (loss) per share—net income (loss)	$5,177	$(3,651)	$(10,330)

Denominator for basic earnings (loss) per share—weighted average shares	9,164	8,163	8,064
Effect of diluted securities:
Stock option plans	457	—	—

Denominator for diluted earnings per share—adjusted weighted—average shares	9,621	8,163	8,064

        For the year ended December 31, 2004, 83,000 shares were antidilutive and, therefore, not included in the calculation of diluted earnings per share. For additional disclosures regarding stock plans, see the "Stock-Based Compensation" section in the Note 2 to the consolidated financial statements.

5.    Concentrations of Credit Risk

        During the year ended December 31, 2004, one customer accounted for 11% of the Company's total revenue. During the year ended December 31, 2003, one customer accounted for 19%, of the Company's total revenue. During the year ended December 31, 2002, two customers accounted for 16% and 10%, respectively, of the Company's total revenue.

        As of December 31, 2004, one customer accounted for 16% of the Company's gross trade accounts receivable. As of December 31, 2003, two customers accounted for 18% and 10%, respectively, of the Company's gross trade accounts receivable.

6.    Property and Equipment

        Property and equipment is comprised of the following:

	December 31,
	2004	2003
	(in thousands)
Equipment, furniture and fixtures	$1,334	$919
Leased equipment	1,779	1,757
Computer software	732	719
Leasehold improvements	138	109

	3,983	3,504
Less accumulated depreciation and amortization	(3,113)	(2,639)

Net property and equipment	$870	$865

        Accumulated amortization related to capitalized leased equipment was $1,778,000 and $1,732,000 as of December 31, 2004 and 2003, respectively.

7.    Restructuring

        In the fourth quarter of 2004, the Company determined that $121,000 of restructuring accruals were no longer needed as all employee severance had been paid out and no further obligations existed. Accordingly, the Company has reversed this accrual.

        In the quarter ended June 30, 2003, the Company continued to execute its restructuring plan following the Allegis acquisition. As part of this plan, certain redundant costs were eliminated. These actions resulted in the termination of 15 employees primarily across the professional services, support and research and development departments. All of these employees were terminated within the second quarter of 2003. The Company also consolidated office space and included an additional restructuring charge for the remaining lease payments on the Company's excess office space located in Chicago and Boston. The restructuring costs of $2,378,000 recorded during the first six months of 2003 are detailed below. In the third quarter of 2003, the Company reached a settlement with the landlord for its vacant office space in Chicago that resulted from its consolidation efforts in the second quarter. This agreement resulted in the cancellation of the Company's original lease obligation in exchange for a $900,000 cash payment. As of June 30, 2003, the total cost of this lease was estimated at $1,865,000 and was included in the restructuring charge and accrual recorded during the second quarter of 2003. Accordingly, the Company reversed $965,000 of the restructuring accrual in the quarter ended September 30, 2003 as a result of the lease settlement. This reversal amount was netted against restructuring and other charges in the statement of operations for the year ended December 31, 2003.

        As of December 31, 2004, the Company's restructuring accrual related to remaining lease commitments on excess office space. Due to extended payment terms under these lease agreements, payments against the restructuring charge will be made through the quarter ending March 31, 2006.

The following table contains the significant components of the restructuring charge and current year-to-date activity relating to those components.

	Accrual at December 31, 2003	Adjustment to previous accrual	2004 cash payments	Balance at December 31, 2004
	(in thousands)
Employee severance, benefits and related costs	$121	(121)	$—	$—
Facilities related costs	152	—	(73)	79
Legal costs and other	30	—	(30)	—

Total	$303	(121)	$(103)	$79

	Accrual at December 31, 2002	Additional restructuring charges in 2003	Adjustment to previous accrual	2003 cash payments	Balance at December 31, 2003
	(in thousands)
Employee severance, benefits and related costs	$252	$182	$—	$(313)	$121
Facilities related costs	—	2,144	(965)	(1,027)	152
Legal costs and other	30	30	—	(30)	30

Total	$282	$2,356	$(965)	$(1,370)	$303

	Accrual at December 31, 2001	Additional restructuring charges in 2002	Adjustment to previous accrual	2002 cash payments	Balance at December 31, 2002
	(in thousands)
Employee severance, benefits and related costs	$849	$720	$(59)	$(1,258)	$252
Facilities related costs	41	42	—	(83)	—
Legal costs and other	60	59	—	(89)	30

Total	$950	$821	$(59)	$(1,430)	$282

        In the quarter ended June 30, 2002, the Company determined that its cost structure exceeded the level required by the Company's current near-term revenue opportunities. The Company continued to experience longer sales cycles and higher executive level review and approval processes on capital projects, particularly for technology and e-commerce projects. As a result, the Company developed a plan to reduce its cost structure to a level in line with current revenue opportunities, resulting in a restructuring charge of $821,000. Included in this restructuring plan was the termination of 51 employees across all areas of the Company. All of these employees were notified of their termination by June 30, 2002, and were severed by August 2, 2002. The resulting employee severance and related costs are presented below. The facilities related costs represent the remaining lease payments for closing four regional offices. During the second quarter of 2002, the Company also adjusted the restructuring accrual for items that were recorded as part of the restructuring charge taken in the third quarter of 2001 in the amount of $59,000, primarily for excess subcontractor notice-of-termination costs and employee benefit costs.

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

8.    Impairment of Assets

        In conjunction with its reviews of redundant cost structures, the Company wrote-off certain third party licenses related to products that had no projected sales and no plans for further development. In the quarter ended June 30, 2003, a charge of $582,000 was recorded as "Impairment of third party licenses" in cost of revenues in the accompanying statements of operations and comprehensive income (loss). During the same quarter, the Company recorded an additional impairment charge of $1,005,000 included in Restructuring and other charges. This charge related to leasehold improvements associated with the excess office space, a redundant computer system and excess equipment and was recorded in restructuring and other charges in the statement of operations. The Company also recorded a recovery of $18,000 related to previously impaired assets. This recovery was netted against restructuring and other charges in the statement of operations for the year ended December 31, 2003.

        In conjunction with the restructuring that occurred in the second quarter of 2002, the Company recorded an asset impairment charge of $451,000, which is included in as restructuring and other charges in the accompanying statements of operations and comprehensive income (loss). The write-down of assets, primarily computer equipment under capital leases, was a direct result of staffing reductions. The fair value of this equipment was deemed to be $0. The Company had no foreseeable use for the assets. The Company was required to either return or purchase the equipment at the then fair market value at the end of the lease term. The Company intends to return this equipment upon expiration of the current lease terms.

        During the fourth quarter of 2002, the Company performed an asset impairment analysis on its third party prepaid licenses and other intangible assets. The Company evaluated the undiscounted future operating cash flows to determine whether these cash flows would be sufficient to recover the carrying value of the related assets. The Company concluded that two of its third party prepaid license agreements had impaired values resulting from diminished maintenance contracts and slow software sales on related products. The Company also determined that an acquired product line, purchased in the third quarter of 2001, had no future value based on its expectation of no future sales and no further plans to develop this product line. Accordingly, the Company recorded an impairment charge of $1,043,000, which is classified as "Impairment of third party licenses" in cost of revenues in the accompanying statement of operations and comprehensive income (loss).

9.    Lease Commitments

        The Company is obligated as lessee under certain noncancelable operating leases for equipment, cars and office space, and is also obligated to pay insurance, maintenance and other executory costs associated with the leases. Rent expense, net of sublease rental income, was $666,000, $651,000 and $1,315,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum payments under noncancelable lease obligations with initial or remaining terms in excess of one year, net of estimated sublease rental income, are as follows as of December 31, 2004:

Operating leases
(in thousands)
2005	$426
2006	219
2007	204
2008	188
2009	192
Thereafter	82

Total future minimum lease payments	$1,311

10.    Income Taxes

        Income tax expense consists of:

	Current	Deferred	Total
(in thousands)
Year ended December 31, 2004:
U.S. Federal	$—	$—	$—
State	—	—	—
Year ended December 31, 2003:
U.S. Federal	$—	$—	$—
State	—	—	—
Year ended December 31, 2002:
U.S. Federal	$—	$—	$—
State	—	—	—

        The income tax expense (benefit) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to the income (loss) before income taxes as a result of the following:

	2004	2003	2002
U.S. Federal statutory rate (benefit)	34.0%	(34.0)%	(34.0)%
State income taxes, net of Federal income tax	5.1	(4.2)	(2.5)
Non-deductible expenses	0.9	2.0	1.5
Stock option compensation	0.1	(0.8)	5.6
Cancellation of warrants	—	—	6.5
(Utilization) generation of NOL carryforwards	(40.1)	37.1	23.7
Other	(0.0)	(0.1)	(0.8)

	0%	0%	0%

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2004 and 2003 are presented below:

	2004	2003
	(in thousands)
Deferred tax assets:
Accounts receivable	$201	$126
Accrued compensation expense	174	269
Net operating loss	7,988	10,568
Depreciation	(13)	33
Restructuring	31	565
Other	336	833

Gross deferred tax assets	8,717	12,394
Valuation allowance	(8,717)	(12,394)

Net deferred tax assets	$—	$—

        At December 31, 2004, the Company had total net operating loss carryforwards of $109,008,000, of which $20,658,000 may be utilized by the Company to reduce future consolidated taxable income, if any. Of the total net operating loss carryforwards, $88,535,000 relate to pre-acquisition net operating losses attributable to acquired companies. The Company's ability to utilize such pre-acquisition losses is substantially limited by current tax laws. In addition, the utilization of the net operating loss carryforwards may be limited pursuant to Internal Revenue Code Section 382 as a result of ownership changes. The net operating loss carryforwards will begin to expire in 2020.

        In assessing the realizablility of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Prior to 2001, management believed that it was more likely than not that the Company would realize the benefits of its deferred tax assets and, therefore, a valuation allowance was not established. Although future taxable income of the Company may be sufficient to utilize a substantial amount of the benefits of the Company's net operating loss carryforwards and to realize its deferred tax assets, a valuation allowance has been recorded to completely offset the carrying value of the deferred tax assets as management had concluded that the realization of the deferred tax assets did not meet the "more likely than not" criteria under SFAS No. 109. The Company recorded a reduction in the valuation allowance of $3,677,000 in 2004 and an additional valuation allowance of $1,407,000 in 2003 and $2,449,000 in 2002. The Company's tax valuation allowance was $8,717,000 and $12,394,000 at December 31, 2004 and 2003, respectively.

11.    Shareholders' Equity

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

  Warrants

        In April 2000, the Company issued a warrant to Accenture Ltd. ("Accenture") to purchase up to 163,645 shares of common stock at $61.11 per share. The warrant vested contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and was set to expire on April 20, 2004. The warrant contained a significant cash penalty for Accenture's failure to meet the agreed revenue target by the expiration date, and, accordingly, the fair value of the warrant was measured at the date of grant in accordance with EITF No. 96-18, resulting in a fair value of $5,000,000. The fair value of the warrant was determined using the Black-Scholes option-pricing model, assuming a risk free interest rate of 6.0%, a volatility factor of 1.00 and an estimated fair value at the time of grant of $45.00 per common share. This amount was included in additional paid-in capital and has been amortized to expense over the original vesting period of the warrants. In the fourth quarter of 2002, the Company reached an agreement with Accenture to cancel the warrant. Under this agreement, Accenture relinquished its rights under the warrant in exchange for the Company accepting an accelerated payment of a reduced penalty related to the level of revenue delivered through the Accenture relationship and relinquishing its rights under the warrant. The reduced penalty was received by the Company and is reported in its 2002 financial statements as Other Income in the amount of $300,000. Upon cancellation of the warrant, the Company adjusted the cumulative amortization expense to reflect only the percentage of the original fair value of the warrant that was vested on the date of cancellation, resulting in a reversal of the previously recognized amortization of stock-based compensation expense of $1,010,000 in the fourth quarter of 2002. For the year ended December 31, 2002, the Company recognized $83,000 in net amortization recovery related to the warrant.

  Special Dividend

        On May 1, 2003, the Company announced that its Board of Directors had declared a special cash dividend in the amount of $2.50 per share of the Company's common stock ("Special Dividend"). The Special Dividend was paid on June 4, 2003 to stockholders of record as of May 20, 2003. As of May 20, 2003, the Company had 8,136,643 shares of common stock outstanding, which resulted in a total Special Dividend payment of $20,342,000.

12.    Employee and Director Stock Option and Stock Award Plans

        In October 1998, the Company's Board of Directors adopted the Click Commerce, Inc. Stock Option and Stock Award Plan ("the Employee Plan"), pursuant to which the Board may grant stock options and stock appreciation rights to officers and key employees. The Employee Plan originally authorized grants of options to purchase up to 899,502 shares of authorized common stock. On February 14, 2000, the Board of Directors approved an amendment to the Employee Plan, which increased the number of options available for grant to 986,168. Pursuant to the Employee Plan, which allows for an adjustment of the number of options available for grant upon changes in capitalization, the number of options authorized for grant was subsequently increased to 1,556,169 in contemplation of the Company's IPO. Stock options are granted at an exercise price equal to the stock's fair value at the date of grant. All stock options have ten-year terms and generally vest over three to five years from the date of grant. At December 31, 2004, there were 417,441 shares reserved for future grants under the Employee Plan. Stock options outstanding as of December 31, 2004 include options to purchase up to 851,949 shares of common stock, which have been granted to individuals under option agreements from the Employee Plan.

        The Company's Directors' Stock Option and Stock Award Plan (the "Directors' Plan") provides for the grant of non-qualified stock options and stock awards to non-employee directors. The Directors' Plan provides for the issuance of up to 600,000 shares of common stock. Beginning in 2003 and for each subsequent year, non-employee directors are automatically granted an option to purchase 12,000 shares of the Company's common stock on the date of each annual shareholders' meeting. Stock options are granted at an exercise price equal to the stock's fair value at the date of grant. All stock options have ten-year terms and vest at the date of grant. At December 31, 2004, there were 359,825 shares reserved for future issuance of common stock. Stock options outstanding and deferred shares of common stock at December 31, 2004 total to 215,258. Prior to 2004, non-employee directors of the Company also received an automatic grant each year of shares of the Company's common stock equal in value to $25,000 based on the fair market value of the common stock on the date of grant. Prior to 2003, a non-employee director who serves as the chairperson of the Audit Committee received an additional automatic grant each year of shares of the Company's common stock equal in value to $10,000, based on the fair market value of the common stock on the date of the grant. Prior to 2003, non-employee directors who served as the chairperson of the Compensation Committee and the Governance Committee each received an additional automatic grant each year of shares of the Company's common stock equal in value to $5,000, based on the fair market value of the common stock on the date of the grant. In 2003 and 2004, these amounts were paid in cash instead of stock. Directors had the ability to defer the receipt of stock until the earlier of the date that they rescind their deferral or the end of their service on the Company's Board of Directors. No stock was issued to directors in 2003 or 2004.

        Stock option transactions are summarized as follows:

	2004		December 31, 2003		2002
	Number of shares	Weighted average exercise prices	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise prices
Outstanding at beginning of year	810,566	$8.58	431,371	$32.73	1,183,186	$33.80
Granted	534,000	6.14	960,675	1.91	185,798	6.58
Exercised	(67,299)	$2.05	(268,582)	1.76	(73,582)	0.44
Cancelled	(210,060)	7.78	(312,898)	26.95	(864,031)	31.89

Outstanding at end of year	1,067,207	$7.93	810,566	$8.58	431,371	$32.73

Options exercisable at end of year	354,028	$14.64	177,078	$25.90	272,026	$28.85

Weighted average per share fair value of options granted during the year		$3.63		$1.76		$6.04

	Options Outstanding			Options Exercisable
Exercise Prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise prices
$ 0.000 - $ 2.000	419,106	8.4 Years	$1.74	120,690	$1.38
$ 2.001 - $ 5.000	167,001	8.6 Years	3.97	142,001	4.30
$ 5.001 - $ 7.000	372,400	9.3 Years	6.31	12,400	5.97
$ 7.001 - $ 10.000	25,000	9.9 Years	7.94	—	—
$ 10.001 - $ 25.000	4,450	7.0 Years	13.63	2,225	13.63
$ 25.001 - $ 50.000	45,059	4.6 Years	38.95	43,396	39.32
$ 50.001 - $ 75.000	26,566	5.7 Years	66.51	26,441	66.59
$ 75.001 - $100.000	500	6.0 Years	95.65	375	95.65
$100.001 - $175.000	7,125	5.1 Years	126.09	6,500	123.03

	1,067,207			354,028

13.    Credit Facility

        The Company has a letter of credit securing an office lease in San Francisco. The letter of credit expires on September 30, 2005 and currently has a balance of $170,000. The Company also has an outstanding letter of credit for an original amount of $821,000 in connection with an insurance premium finance agreement. The letter of credit declines on a monthly basis, beginning November 2004, until it expires on September 24, 2005. As of December 31, 2004, the obligations related to the letter of credit were $607,899. This letter of credit is secured by the Company's assets.

14.    Retirement Savings Plan

        The Company's employees participate in the Administaff of Texas, Inc. 401(k) plan (the "401(k) Plan") that covers substantially all employees. The 401(k) Plan provides for discretionary contributions by the Company based on a percentage of participant compensation, subject to limitations imposed by applicable government regulations. Amounts contributed to the 401(k) Plan by the Company in 2004, 2003 and 2002 were $0, $0 and $208,000, respectively.

15.    Related-party Transactions

        Michael W. Ferro, Jr., the Company's founder and chief executive officer, is also the founder, a director and majority shareholder of WarrantyCheck.com, Inc. ("WarrantyCheck"). During 2004, 2003 and 2002, the Company incurred third party contractor costs to Warranty Check of $0, $100,000, and $415,000, respectively.

        During 2002, the Company entered into a software license purchase agreement with a customer whose Chairman also serves as a director of the Company. In 2004, 2003 and 2002, revenues earned by the Company for software and implementation services totaled $324,000, 0 and $474,000, respectively. During 2003, the Company entered into a sublease with the customer for a fractional share of a sporting venue skybox. Amounts paid in 2004 and 2003 under this agreement totaled $41,000 and $39,000, respectively.

        An individual who was the corporate secretary through May 2, 2003 and a shareholder of the Company is associated with law firms that have rendered various legal services to the Company. For the years ended December 31, 2003, and 2002, the Company incurred legal expenses with those firms of $192,000 and $237,000, respectively, during the period the individual served as a corporate secretary.

16.    Quarterly Results of Operations (Unaudited)

        The following table sets forth the Company's unaudited quarterly operating results for the eight quarters ended December 31, 2004, as well as that data expressed as a percentage of total revenue for each quarter. This information has been derived from the Company's condensed consolidated unaudited financial statements which have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of such information. Historical quarterly operating results are not indicative of results to be achieved in succeeding quarters or years and should not be relied upon as an indication of future performance.

	Three months ended
	Dec. 31, 2004	Sep. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sep. 30, 2003	June 30, 2003	Mar. 31, 2003
	(in thousands) (unaudited)
Revenue	$7,213	$7,036	$6,208	$5,272	$5,145	$5,041	$5,079	$2,924
Cost of revenues(a)	2,076	2,651	2,344	2,467	2,111	2,266	3,254	1,667

Gross profit	5,137	4,385	3,864	2,805	3,034	2,775	1,825	1,257
Operating expenses:
Sales and marketing(a)	1,102	1,084	680	598	901	676	1,225	607
Research and development(a)	841	1,007	654	411	483	587	887	454
General and administrative	1,553	856	1,200	915	783	891	1,714	1,132
Amortization of stock-based compensation	—	—	13	8	7	8	8	35
Amortization of intangible assets	180	172	85	40	40	40	28	—
Restructuring and other charges (recoveries)	(121)	—	—	—	—	(983)	3,360	—

Total operating expenses	3,555	3,119	2,632	1,972	2,214	1,219	7,222	2,228

Operating income (loss)	1,582	1,266	1,232	833	820	1,556	(5,397)	(971)

Other income (expense), net	195	104	(54)	19	22	19	165	135

Net income (loss)	$1,777	$1,370	$1,178	$852	$842	$1,575	$(5,232)	$(836)

(a)
Excludes amortization of stock-based compensation presented in a separate caption, as described in Note 2. The following table contains the amortization expense attributable to each noted expense caption above.

	Three months ended
	Dec. 31, 2004		Sep. 30, 2004		June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sep. 30, 2003	June 30, 2003	Mar. 31, 2003
	(in thousands) (unaudited)
Stock-based employee compensation expense attributable to:
Cost of revenues		$—		$—	$11	$2	$1	$2	$2	$2
Sales and marketing		—		—	2	6	6	6	6	31
Research and development		—		—	—	—	—	—	—	2

Total	$		$		$13	$8	$7	$8	$8	$35

	Three months ended as a percentage of total revenue
	Dec. 31, 2004	Sep. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sep. 30, 2003	June 30, 2003	Mar. 31, 2003
	(unaudited)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue(a)	28.8	37.7	37.8	46.8	41.0	45.0	64.1	57.0

Gross profit	71.2	62.3	62.2	53.2	59.0	55.0	35.9	43.0
Operating expenses:
Sales and marketing(a)	15.3	15.4	11.0	11.3	17.5	13.4	24.1	20.8
Research and development(a)	11.7	14.3	10.5	7.8	9.4	11.6	17.5	15.5
General and administrative	21.5	12.2	19.3	17.4	15.2	17.7	33.7	38.7
Amortization of stock-based compensation	—	—	0.2	0.1	0.1	0.2	0.2	1.2
Amortization of intangible assets	2.5	2.4	1.4	0.8	0.8	0.8	0.5	—
Restructuring and other charges (recoveries)	(1.7)	—	—	—	—	(19.5)	66.2	—

Total operating expenses	49.3	44.3	42.4	37.4	43.0	24.2	142.2	76.2

Operating income (loss)	21.9	18.0	19.8	15.8	16.0	30.8	(106.3)	(33.2)

Other income (expense), net	2.7	1.5	(0.8)	0.4	0.4	0.4	3.3	4.6
Net income (loss)	24.6%	19.5%	19.0%	16.2%	16.4%	31.2%	(103.0)%	(28.6)%

(a)
Excludes amortization of stock-based compensation presented in a separate caption.

17.    Commitments and Contingencies

       In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Under the Company's standard software license agreements, the Company agrees to indemnify, defend and hold harmless its licensees' use of Company software from and against certain losses, damages and costs arising from claims alleging the licensees' use of Company software infringes on the intellectual property rights of a third party. The indemnification is contingent upon (a) the customer providing the Company with prompt written notice of such claims; (b) the customer providing reasonable cooperation to the Company in the defense and settlement of such claim, at the Company's expense; and (c) the Company having sole authority to defend or settle the claim. Historically, the Company has not been required to pay material amounts in connection with claims asserted under these provisions, and accordingly, the Company has not recorded a liability relating to such provisions.

        In the fourth quarter of 2004, the Company received a letter from the tax authorities in the Netherlands that proposed tax deficiencies and penalties and interest based on audits of the years 2000, 2001 and 2002 in the amount of EURO 2.3 million, or approximately $3.2 million. The asserted tax deficiencies relate to certain wage tax amounts, including amounts related to vested employee stock options, that the tax inspector believes should have been withheld by the Company on behalf of several employees. The Company believes that it has meritorious legal defenses to a significant portion of these deficiencies. The Company recorded an accrual of $650,000 in the fourth quarter of the year ended December 31, 2004 for its assessment of the most probable outcome of this matter. This reserve is recorded in accrued expenses and other current liabilities on the December 31, 2004 consolidated balance sheet and is recorded in general and administrative expenses in the consolidated statement of operations and comprehensive income (loss).

        In the fourth quarter of 2004, the Company determined that an accrual in the amount of $481,000 related to potential exposures for support fees for third party embedded software was no longer needed as the Company had ceased using the third party software products in its software products. Accordingly, as of December 31, 2004, the Company reversed this accrual and recorded the reversal as income in general and administrative expenses in the consolidated statement of operations and comprehensive income (loss).

18.    Subsequent Event

        On February 2, 2005, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") with ChannelWave, Inc. ("ChannelWave"), pursuant to which the Company acquired certain assets from ChannelWave, including substantially all assets relating to ChannelWave's Partner Relationship Management System and Service Information System businesses, for consideration comprising $1.0 million of cash and 225,807 shares valued at $18.954 per share of the Company's common stock (of which 29,033 shares are being held by the Company in escrow for certain potential additional liabilities of ChannelWave pursuant to the Purchase Agreement). The shares of the Company's common stock are expected to be registered for resale on a Registration Statement on Form S-3.

        On February 7, 2005, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Optum, Inc. ("Optum") and its stockholders, pursuant to which the Company acquired Optum. In consideration for the merger, the Company issued paid $325,467 in cash 1,405,780 shares valued at 18.583 per share of the Company's common stock to the stockholders of Optum (of which $65,093 in cash and 281,156 shares of the Company's common stock are being held by an escrow agent for certain potential additional liabilities of Optum pursuant to the Merger Agreement), assumed approximately $4.4 million of Optum indebtedness, and incurred various transaction-related expenses. The shares of the Company's common stock are expected to be registered for resale on a Registration Statement on Form S-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Click Commerce, Inc.:

        Under date of March 21, 2005, we reported on the consolidated balance sheets of Click Commerce, Inc. (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois March 21, 2005

CLICK COMMERCE, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Beginning Balance	Bad Debt Expense	Write-Offs	Ending Balance
	(in thousands)
Year ended December 31, 2004	$323	240	(49)	$514
Year ended December 31, 2003	$175	149	(1)	$323
Year ended December 31, 2002	$136	342	(303)	$175
Valuation Allowance for Deferred Tax Assets	Beginning Balance	Additions	Reductions	Ending Balance
	(in thousands)
Year ended December 31, 2004	$12,394	—	(3,610)	$8,784
Year ended December 31, 2003	$10,987	1,407	—	$12,394
Year ended December 31, 2002	$8,538	2,449	—	$10,987

QuickLinks

INDEX
PART I
PART II
PART III
PART IV
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CLICK COMMERCE, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
CLICK COMMERCE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Dollars in thousands, except per share data)
CLICK COMMERCE, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Dollars in thousands)
CLICK COMMERCE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS 6(Dollars in thousands)
CLICK COMMERCE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CLICK COMMERCE, INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS