Form 10-Q
period 2005-03-31
CLICK COMMERCE INC
filed 2005-05-16
CIK 1107050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

As of May 13, 2005, there were 11,381,840 shares of the registrant’s common shares outstanding.

CLICK COMMERCE, INC.
INDEX

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004	3
	Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2005 and 2004 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	23
SIGNATURES		24

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$11,859	$13,382
Trade accounts receivable, net	12,267	7,264
Revenues earned on contracts in progress in excess of billings	—	276
Prepaids and other current assets	887	389
Total current assets	25,013	21,311
Property and equipment, net	2,516	870
Intangible assets, net	20,832	2,944
Goodwill	31,924	6,874
Other assets	900	738
Total assets	$81,185	$32,737
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$972	$573
Billings in excess of revenues earned on contracts in progress	719	68
Deferred revenue	9,294	5,174
Accrued compensation	2,286	1,585
Accrued expenses and other current liabilities	5,359	2,177
Total current liabilities	18,630	9,577
Long-term debt	4,500	—
Other liabilities	1,754	6
Total liabilities	24,884	9,583
Shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,400,363 and 9,742,401 shares issued as of March 31, 2005 and December 31, 2004, respectively; 11,371,299 and 9,713,337 shares outstanding as of March 31, 2005 and December 31, 2004, respectively	11	10
Additional paid-in capital	99,902	69,386
Accumulated other comprehensive income	153	153
Deferred compensation	—	—
Treasury stock, at cost—29,064 shares	(117)	(117)
Accumulated deficit	(43,648)	(46,278)
Total shareholders’ equity	56,301	23,154
Total liabilities and shareholders’ equity	$81,185	$32,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2005	2004
Revenues:
Product license	$1,963	$644
Service:
Maintenance and hosting	3,814	1,728
Consulting and implementation service	3,497	2,332
Subscription	1,651	568
Total service	8,962	4,628
Total revenues	10,925	5,272
Cost of revenues:
Product	198	43
Service	3,989	2,424
Total cost of revenues	4,187	2,467
Gross profit	6,738	2,805
Operating expenses:
Sales and marketing	1,146	598
Research and development	1,209	411
General and administrative	1,006	915
Amortization of stock-based compensation	—	8
Amortization of intangibles	720	40
Total operating expenses	4,081	1,972
Operating income	2,657	833
Other income (expense), net	(27)	18
Income before income taxes	2,630	851
Income tax expense	—	—
Net income	$2,630	$851
Basic net income per common share	$0.25	$0.10
Diluted net income per common share	$0.23	$0.10
Weighted average common shares outstanding—basic	10,698,790	8,391,143
Weighted average common shares outstanding—diluted	11,412,852	8,863,265
Comprehensive income:
Net income	$2,630	$851
Foreign currency translation adjustment	—	5
Comprehensive income	$2,630	$856

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,630	$851
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of stock-based compensation	—	8
Depreciation	204	131
Amortization of intangibles	917	40
Provision for doubtful accounts	—	60
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	603	(1,223)
Prepaids and other current assets	130	282
Accounts payable	(1,303)	142
Billings in excess of revenues earned on contracts in progress	2	(5)
Deferred revenue	(880)	(477)
Accrued compensation	(2,668)	(45)
Accrued expenses and other current liabilities	415	71
Other, net	243	(57)
Net cash provided by (used in) operating activities	293	(222)
Cash flows from investing activities:
Purchases of property and equipment)	(156)	(81)
Acquisition of ChannelWave, net of transaction costs(a)	(1,000)	—
Acquisition of Optum, net of transaction costs and cash acquired(a)	(986)	—
Net cash (used in) investing activities	(2,142)	(81)
Cash flows from financing activities:
Proceeds from exercise of stock options	114	58
Proceeds from long-term debt	4,500	—
Payments on capital lease obligations	(3)	—
Payments of short-term debt obligations	(1,761)	—
Payments of long-term debt obligations	(2,524)	(66)
Net cash provided by (used in) financing activities	326	(8)
Effect of foreign exchange rates on cash and cash equivalents	—	5
Net decrease in cash and cash equivalents	(1,523)	(306)
Cash and cash equivalents at beginning of period	13,382	11,863
Cash and cash equivalents at end of period	$11,859	$11,557
Supplemental disclosures:
Cash paid in the period for:
Interest	$35	$—
Income taxes	$—	$—
Noncash investing activities:
Common stock issued for acquisition activities	$30,404	$—

(a)                Assets and liabilities were recorded as follows in connection with the cash payments for the ChannelWave, Inc. and Optum acquisitions:

	ChannelWave, Inc.	Optum, Inc.
Intangible assets acquired	$2,500	$16,302
Goodwill	3,713	21,337
Other assets acquired	496	6,928
Total assets acquired (net of cash acquired)	6,709	44,567
Less: Liabilities acquired	1,504	17,457
Net assets acquired	5,205	27,110
Less: Value of shares issued for acquisitions	4,280	26,124
Plus: Acquisition costs paid	75	—
Total cash paid	$1,000	$986

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Click Commerce, Inc. and its wholly owned subsidiaries (the “Company”) and reflect all adjustments (which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2005 include the results of operations of ChannelWave, Inc. (see note 4) from February 3, 2005 through the end of the period and the results of operations of Optum, Inc. (see note 4) from February 8, 2005 through the end of the period. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the Securities and Exchange Commission’s rules and regulations. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K and other documents that have been filed with the Securities and Exchange Commission.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Substantially all of the Company’s revenues are derived from four primary sources: (i) licensing software, (ii) providing technical support and product updates, otherwise known as maintenance, (iii) application hosting, and (iv) providing professional services, including implementation and training services. The Company’s software is generally sold through a perpetual license or a limited term license (a subscription). The Company licenses its software in multiple-element arrangements in which the customer typically purchases a combination of: (i) software products, (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and updates over a period of generally one year, (iii) hosting services, and/or (iv) a professional services arrangement.

The Company recognizes revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Under the residual method, revenue is recognized in a multiple-element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. The Company allocates revenue to each element in a multiple-element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. The Company defers revenue for the fair value of its undelivered elements (e.g. professional services and maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements (i.e. software product) when the criteria in SOP 97-2 have been met. If evidence of fair value of the undelivered elements of the arrangement does not exist, all revenue from the arrangement is deferred until such time evidence of fair value does exist, or until all elements of the arrangement are delivered.

License revenue from contracts in which the Company’s services are not considered essential to the functionality of the software are recognized upon delivery, assuming the above criteria for revenue recognition are met under SOP 97-2. Services are not considered essential if the software is ready for use by the customer upon receipt and, therefore, implementation services do not involve significant customization to, or modification or development of, the underlying software code.

Revenue from contracts in which the Company’s services are essential to the functionality of the other elements of the contract is recognized using the percentage-of-completion method under contract accounting as services are performed as the Company delivers, customizes and installs the software. The percentage completed is measured by the percentage of labor hours incurred to date in relation to estimated total labor hours required to fulfill the contract. In contracts with revenue recognized under the percentage-of-completion method based on labor hour inputs, revenues are presented as product license revenue to the extent that the underlying contracts are for software licenses based on equal application of discounts across all elements of the larger arrangement. For arrangements in which percentage-of-completion accounting is used, the Company records cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress. The timing and amount of cash receipts from customers can vary significantly depending on specific contract terms and can, therefore, have a significant impact on the amount of billings in excess of revenues earned on contracts in progress at the end of any given period.

The Company provides hosting services to customers that have licensed the Company’s software under a limited-term software license (a subscription). Software subscriptions have been accounted for under revenue recognition principles in accordance with the guidance provided by Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” The fees related to multiple-element arrangements are allocated to the individual elements in accordance with Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables,” based upon verifiable, objective evidence of the fair values of each accounting unit. The Company’s subscription arrangements with customers generally include several elements, including (1) a limited-term software license (a subscription), (2) strategic consulting services, (3) set-up and software subscription services, and (4) hosting services. The Company requires customers in these limited term arrangements to use its hosting services, which in accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” results in all arrangement revenue being deferred and recognized ratably over the term of the agreement analogous to a service arrangement. If the arrangement includes consulting services, these services are presented as consulting and implementation service revenues and are deferred and recognized ratably over the term of the arrangement, which is normally 12-24 months. Under SAB No. 104 “Revenue Recognition,” costs associated with set-up and implementation of the subscriptions may be expensed as incurred or deferred and recognized over the term of the related arrangement. The Company has elected to defer such costs. The software subscription service typically begins upon customer acceptance.

The Company also provides hosting services to customers that have licensed the Company’s software on a perpetual basis. In such cases and in accordance with EITF 00-3, the hosting revenue is considered a separate contractual element of the arrangement and is recognized according to SOP 97-2. Fair value of the hosting services is typically based on the stated renewal rate of the hosting services, which is deemed substantive by management.

The Company determines the fair value of the maintenance portion of the arrangement based on the stated renewal rate for additional maintenance terms based on renewal rates charged separately to other companies. The Company’s customers typically prepay maintenance for the first year in connection with new software licenses and the related revenue is deferred and recognized ratably over the term of the initial maintenance contract. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement and are deemed to be substantive by management.

Professional service revenues primarily consists of implementation services related to the installation of the Company’s software products and training revenues. The fair value of the professional services portion of the arrangement is based on the daily rates the Company charges for these services when sold independently from a software license.

In accordance with EITF No. 01-14, the Company classifies the reimbursement of out-of-pocket expenses from its customers as consulting and implementation revenue in the statement of income.

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

The Company has applied APB No. 25 and related interpretations in accounting for the Employee Stock Option Plan and the Directors’ Stock Option Plan. Accordingly, no compensation expense has been recognized on stock options for which the exercise price equaled the fair value at the date of grant. Had the Company determined compensation expense based on the method required by SFAS No. 123, the Company’s net income and net income per common share for the three months ended March 31, 2005 and 2004 would approximate the pro forma amounts below.

	Three months ended March 31,
	2005	2004
	(in thousands)
Stock-based employee compensation expense attributable to:
Cost of revenues	—	2
Sales and marketing	—	6
Research and development	—	—
Total	$—	$8

Prior to its IPO, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4,636,000. Such deferred compensation was amortized on a straight-line basis over the vesting period of each individual award, resulting in $8,000 of stock-based compensation expense for the three months ended March 31, 2004. The following table contains the amortization expense attributable to each noted expense caption, as applicable on the Condensed Consolidated Statements of Operations.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for the three months ended March 31, 2005 and the three months ended March 31, 2004, respectively: expected life of 4.25 years for each period; expected volatility of 147% and 99%; risk-free interest rate of 2.7% for each period; and 0% dividend yield for each period.

	Three months ended March 31,
	2005	2004
	(in thousands, except per share data)
Net income, as reported	$2,630	$851
Stock-based employee compensation expense included in the determination of net income as reported, net of related tax effects	—	8
Total fair value method employee stock-based compensation expense, net of related tax effects	(199)	(268)
Pro forma net income	$2,431	$591
Basic income per share:
As reported	$0.25	$0.10
Pro forma	$0.23	$0.07
Diluted income per share:
As reported	$0.23	$0.10
Pro forma	$0.21	$0.07

3. NET INCOME PER SHARE

Net income per share was computed as follows:

	Three months ended March 31,
	2005	2004
	(in thousands, except per share data)
Basic income per share:
Net income	$2,630	$851
Weighted average common shares outstanding	10,699	8,391
Per share amount	$0.25	$0.10
Diluted income per share:
Net income	$2,630	$851
Weighted average common shares outstanding	10,699	8,391
Add: Effect of dilutive securities—stock options	714	472
Diluted weighted average and equivalent shares outstanding	11,413	8,863
Per share amount	$0.23	$0.10

For the three months ended March 31, 2005 and 2004, 67,210 and 101,177 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

4. BUSINESS COMBINATIONS

On April 21, 2004, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Webridge, Inc. (“Webridge”), a privately held Delaware corporation based in Beaverton, Oregon. Pursuant to the Purchase Agreement, dated as of March 17, 2004 and amended March 30, 2004, Click-Webridge, Inc., a wholly owned subsidiary of the Company, purchased substantially all of the operating assets of Webridge. Click-Webridge, Inc. acquired the operating assets of Webridge based on a valuation of Webridge as a going-concern, for consideration consisting of 615,303 shares of Click Commerce, Inc. common stock, valued at $5.766 per share, including shares issued for working capital adjustments.

On July 1, 2004, The Company entered into an Agreement and Plan of Merger dated as of June 17, 2004 to acquire bTrade, Inc. (“bTrade”), a privately held Texas corporation based in Irving, Texas. Pursuant to this Agreement and Plan of Merger, bTrade became a wholly owned indirect subsidiary of the Company. The Company acquired bTrade, based on a valuation of bTrade as a going-concern, for consideration consisting of approximately 669,367 shares (adjusted for working capital settlements), valued at $4.795 per share, of Company common stock, $0.2 million of cash, and the repayment of approximately $1.3 million of existing bTrade indebtedness.

On February 2, 2005, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with ChannelWave, Inc. (“ChannelWave”). Pursuant to the Purchase Agreement, the Company acquired certain assets from ChannelWave, including substantially all assets relating to ChannelWave’s Partner Relationship Management System and Service Information System businesses, for consideration comprised of $1.0 million of cash and 225,807 shares valued at $18.954 per share of the Company’s common stock (of which 29,033 shares are being held by the Company in escrow for certain potential additional liabilities of ChannelWave pursuant to the Purchase Agreement). The shares of the Company’s common stock are expected to be registered for resale on a Registration Statement on Form S-3.

On February 7, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Optum, Inc. (“Optum”) and its stockholders, pursuant to which the Company acquired Optum. In consideration for the merger, the Company paid $325,467 in cash, issued 1,405,780 shares valued at $18.583 per share of the Company’s common stock to the stockholders of Optum (of which $65,093 in cash and 281,156 shares of the Company’s common stock are being held by an escrow agent for certain potential additional liabilities of Optum pursuant to the Merger Agreement), assumed approximately $4.3 million of Optum indebtedness, and incurred various transaction-related expenses. The shares of the Company’s common stock are expected to be registered for resale on a Registration Statement on Form S-3.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed on the effective dates of the ChannelWave and Optum acquisitions. The Company incurred approximately $75,000 and $250,000 of direct expenses related to the closing of the ChannelWave and Optum acquisitions, respectively. Due to the timing of the acquisitions, the final allocations of the purchase prices are subject to change as the Company completes the valuation of the acquired assets and assumed liabilities.

	ChannelWave February 2, 2005	Optum February 7,2005
	(in thousands)
Assets:
Cash and cash equivalents	$—	$817
Trade accounts receivable, net	446	4,235
Other current assets	—	628
Total current assets	446	5,680
Property and equipment	50	1,644
Intangible assets	2,500	16,302
Goodwill	3,713	21,337
Other assets	—	421
Total assets	6,709	45,384
Liabilities:
Accounts payable	—	1,705
Accrued liabilities	75	4,363
Accrued compensation	—	3,369
Deferred revenue	1,429	3,570
Short-term lease obligation	—	165
Short-term debt obligations	—	1,761
Long-term debt obligation	—	2,524
Total liabilities	1,504	17,457
Net assets acquired	$5,205	$27,927

The following table sets forth the allocation, to date, of intangible assets to customer relationships, developed technology, trade names and order backlog, as well as the in-process R&D charge recorded from the acquisition of bTrade. These intangible assets, as well as the goodwill recorded by the Company, will be evaluated, as required, to determine that the fair values of such assets do not exceed their recorded values. If an impairment exists, the carrying values of such assets will be reduced to their fair value.

	Customer Relationships(1)	Developed Technology(2)	Trade Names(3)	Order Backlog(4)	In process R&D(5)	Total
Optum(6)	$11,165	$3,424	$—	$1,713	$—	$16,302
ChannelWave(6)	1,750	750	—	—	—	2,500
bTrade	1,195	274	—	143	6	1,618
Webridge	560	910	150	—	—	1,620
Allegis	466	—	—	—	—	466
Gross intangible assets and in-process R&D	15,136	5,358	150	1,856	6	22,506
Accumulated amortization to date	(868)	(344)	(92)	(364)	(6)	(1,674)
Balance at March 31, 2005	$14,268	$5,014	$58	$1,492	$—	$20,832
Amortization expense
Three months ended March 31, 2005	401	168	57	291		917
Three months ended March 31, 2004	40					40
Estimated amortization expense for the 12 months ended:
December 31, 2005	2,210	1,035	50	1,611		4,906
December 31, 2006	2,345	1,117	50	173		3,685
December 31, 2007	2,238	1,117	15			3,370
December 31, 2008	2,238	959				3,197
December 31, 2009	2,040	862				2,903

(1)          Customer relationships are amortized over 7 years for Optum, 6 years for ChannelWave, 5 years for bTrade and Webridge, and 3 years for Allegis.

(2)          Developed technology is amortized over 5 years for Optum, ChannelWave and bTrade and 4 years for Webridge and is reflected in the cost of product license revenue on the consolidated statement of income and comprehensive income (loss).

(3)          Trade names are amortized over 3 years.

(4)          Order backlogs are amortized over 1 year for Optum and bTrade.

(5)          In-process R&D is charged immediately to amortization of intangible assets on the statement of income and comprehensive income.

(6)          Pending final valuation by independent firm.

The following unaudited pro forma financial information for the three months ended March 31, 2005 and 2004 presents the consolidated operations of the Company as if all of the acquisitions had been made on January 1, 2004, after giving effect to certain adjustments for the pro forma acquisition as of the assumed January 1, 2004 acquisition date. Under the provisions of SFAS No. 142, goodwill acquired in transactions completed after June 30, 2001 is not amortized. As all of the Company’s acquisitions occurred subsequent to that date, these pro forma results do not reflect any goodwill amortization expense. The unaudited pro forma financial information is provided for informational purposes only, it should not be construed to be indicative of the Company’s consolidated results of operations had the acquisitions been consummated on these earlier dates and do not project the Company’s results of operations for any future period:

	Three months ended March 31,
	2005	2004
	(in thousands except share amount)
Revenues	$13,027		$15,503
Net income (loss)	2,646	(4,209)
Basic net income per share	$0.23		$(0.42)
Diluted net income per share	$0.22	$	N/A

5. RESTRUCTURING

In the second quarter of 2003, the Company implemented a restructuring plan following the acquisition of Allegis. As part of this plan, certain redundant costs were eliminated including rents for excess office space in Chicago and Boston.

As of March 31, 2005, the Company’s restructuring accrual covered remaining lease commitments on excess office space in Boston. Due to the length of this lease agreement, payments against the restructuring accrual will be made through the quarter ending December 31, 2005. The following table contains the significant components of the restructuring charge and current year-to-date activity relating to those components.

	Accrual at December 31, 2004	2005 YTD cash payments	Balance at March 31, 2005
Facilities related costs	$79	$(18)	$61

6. FINANCING ARRANGEMENTS

On March 31, 2005, the Company entered into a $10.0 million revolving line of credit maturing on April 1, 2008. The borrowing under the line of credit carries an interest rate based on the LIBOR average rate with a weighted average interest rate of 5.75% in the quarter ended March 31, 2005. The unused portion has a fee of 0.3%. On March 31, 2005, the Company borrowed $4.5 million to pay off the debt and certain liabilities assumed in the Optum acquisition. Of the remaining $5.5 million, up to $2.0 million may be used for the Company’s letters of credit. The line of credit contains terms that, among other provisions, require the Company to maintain certain minimum net worth and other financial ratios and specific limits or restrictions on additional indebtedness, liens and continuity of business. Provisions under this line of credit are not considered restrictive to normal operations.

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

In the fourth quarter of 2004, the Company received a letter from the tax authorities in the Netherlands that proposed tax deficiencies, penalties and interest based on audits of the years 2000, 2001 and 2002 in the amount of EURO 2.3 million, or approximately $3.2 million. The asserted tax deficiencies relate to certain wage tax amounts, including amounts related to vested employee stock options that the tax inspector believes should have been withheld by the Company on behalf of several employees. The Company believes that it has meritorious legal defenses to a significant portion of these alleged deficiencies. The Company recorded an accrual of $650,000 in the fourth quarter of the year ended December 31, 2004 for its assessment of the most probable outcome of this matter. This reserve is recorded in accrued expenses and other current liabilities on the March 31, 2005 and December 31, 2004 consolidated balance sheets.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated condensed financial statements and notes elsewhere in this quarterly report.

Overview

Click Commerce, Inc. (the “Company”) provides software designed to help companies streamline their trading partner interactions and automate compliance-related activities. Using our software, companies can optimize business processes, improve financial performance, lower costs for partners and customers, increase brand loyalty, improve customer service and reduce risk. The Company’s collaborative commerce and supply chain solutions enable companies to streamline their trading partner interactions to drive business value and competitive advantage. The Company’s compliance automation solutions enable institutions to automate their regulatory compliance processes and manage research project approvals. Each of the company’s product lines applies similar underlying technology to effect secure Internet communications as a replacement for handwritten forms, telephone and fax communications and other electronic data systems.

The Company commenced operations on August 20, 1996. During the period from inception until early 1998, the Company was primarily engaged in developing software for channel management solutions. The Company implemented the first Channel Management Solution in the second quarter of 1997.

Effective March 24, 2003, the Company completed its acquisition of all of the capital stock of Allegis Corporation (“Allegis”), a privately-held California corporation engaged in licensing partner relationship management software and providing professional implementation services, hosting and maintenance services related to its software. Results of Allegis’ operations have been included in the Company’s consolidated financial statements since March 24, 2003. Under the terms and conditions of the Agreement and Plan of Merger, Allegis became a wholly owned subsidiary of the Company, and the holders of Allegis’ preferred stock received cash consideration in an aggregate amount of approximately $10,200. The Company funded the acquisition using available cash on hand.

Effective April 21, 2004, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Webridge, Inc. (“Webridge”), a privately held Delaware corporation based in Beaverton, Oregon. Pursuant to the Purchase Agreement, dated as of March 17, 2004 and amended March 30, 2004, Click-Webridge, Inc., a wholly owned subsidiary of the Company, purchased substantially all of the operating assets of Webridge. Click-Webridge, Inc. acquired the operating assets of Webridge based on a valuation of Webridge as a going-concern, for consideration consisting of 615,303 shares of Click Commerce, Inc. common stock, valued at $5.766 per share, including shares issued for working capital adjustments. The Company incurred $0.2 million of transaction costs.

On July 1, 2004, the Company entered into an Agreement and Plan of Merger dated as of June 17, 2004 to acquire all of the capital stock of bTrade, Inc. (“bTrade”), a privately-held Texas corporation based in Irving, Texas. Pursuant to this Agreement and Plan of Merger, bTrade became a wholly owned indirect subsidiary of the Company. The Company acquired bTrade, based on a valuation of bTrade as a going-concern, for consideration consisting of approximately 669,367 shares (adjusted for working capital settlements), valued at $4.795 per share, of Company common stock, $0.2 million of cash, and the assumption of and repayment of approximately $1.3 million of existing bTrade indebtedness. The Company incurred $0.2 million of transaction costs.

On February 2, 2005, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with ChannelWave, Inc. (“ChannelWave”), pursuant to which the Company acquired certain assets from ChannelWave, including substantially all assets relating to ChannelWave’s Partner Relationship Management System and Service Information System businesses, for consideration comprising $1.0 million of cash and 225,807 shares valued at $18.954 per share of the Company’s common stock (of which 29,033 shares are being held by the Company in escrow for certain potential additional liabilities of ChannelWave pursuant to the Purchase Agreement). The shares of the Company’s common stock are expected to be registered for resale on a Registration Statement on Form S-3.

On February 7, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Optum, Inc. (“Optum”) and its stockholders, pursuant to which the Company acquired Optum. In consideration for the merger, the Company paid $325,467 in cash, and issued 1,405,780 shares valued at $18.583 per share of the Company’s common stock to the stockholders of Optum (of which $65,093 in cash and 281,156 shares of the Company’s common stock are being held by an escrow agent for certain potential additional liabilities of Optum pursuant to the Merger Agreement), assumed approximately $4.3 million of Optum indebtedness. The shares of the Company’s common stock are expected to be registered for resale on a Registration Statement on Form S-3.

The Company focused its efforts in 2004 and the first quarter of 2005 on maintaining and improving profitability. In 2004 and through the first quarter of 2005, the Company reported increasing profits. Management plans to continue investing in new and improved product offerings and in increasing the exposure of the Company’s products and services through its targeted marketing programs. Management further believes that each investment must be prudently made and justified by the expected return on such investment.

The Company offers several licensing and service options for its software products. Customers can either purchase a perpetual software license or enter into a subscription license contract. Customers may also choose to use the Company’s hosting services for their perpetual software license or install the software on servers within their own internal environment. Subscription licenses are only available to customers who also use our hosting services.

Perpetual license revenues and professional services are typically recognized as the software or service is delivered, assuming all other revenue recognition criteria are met and do not provide a contractual, predictable future revenue stream. The recurring revenue opportunities come from subscriptions or maintenance and hosting services. While the Company may have better visibility of future revenue from subscription licenses, customers make the final decision on the form of their software license. The Company encourages all of its customers to use its hosting services.

The Company depends on several factors to increase revenue and maintain profitability: adding new customers, maintaining its current base of subscription, increasing hosting and maintenance revenues, and improving the gross margin on professional services. Adding new customers is the primary responsibility of the sales department. Maintaining the other revenue streams is the responsibility of the Company’s professional services department. The Company has developed compensation structures for these departments that it believes provides appropriate incentives for achievement of their respective goals.

The Company’s revenue is principally derived from sales of perpetual licenses or subscriptions to its software. The Click Commerce software suite consists of the Partner Portal platform and framework and its applications provide the basis for controlling workflow, reporting, opportunity management, product information management, sales order management, after sales service management and supply chain management. The Company also recognizes revenue from services, including business consulting, implementation, maintenance, training and managed hosting services.

Cost of product license revenues includes production and shipping expenses, which are expensed as incurred, amortization of developed technology (acquired in the Webridge, bTrade, ChannelWave and Optum acquisitions), and the costs of licensing third party software incorporated into or required by the Company’s products. These third party license costs are expensed as the products are delivered under perpetual licenses and subscriptions or over the maintenance period to the extent that the third party license costs relate to those product offerings. Cost of service revenues include salaries and related expenses for professional services and technical support personnel who provide consulting and implementation services, maintenance and hosting services, as well as an allocation of data processing and direct overhead costs which are expensed as incurred.

Operating expenses are classified into five general categories: sales and marketing, research and development, general and administrative, amortization of stock-based compensation and amortization of intangible assets. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for executive management, finance and administrative employees, legal and accounting services, and corporate liability insurance. Amortization of stock-based compensation represents the amortization over the related service period of the difference between the exercise price of options granted and the deemed fair market value of the underlying common stock on the date of grant. Amortization of intangible assets represents amortization expense for certain intangible assets with finite useful lives, which were recorded in connection with the acquisitions of Allegis Corporation during the first quarter of 2003, Webridge on April 21, 2004, bTrade on July 1, 2004, ChannelWave, on February 2, 2005 and Optum, on February 7, 2005. The intangible assets are identified, valued and classified into separate categories. The categories are customer relationships, developed technologies, order backlog, trade names and in-process research and development. The amortization of developed technologies is recorded in the cost of product license line item on the consolidated statement of income and comprehensive income.

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, the Company makes certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company’s critical accounting policies include revenue recognition and any resulting deferral of revenues and related costs, the estimation of credit losses on accounts receivable, the application of purchase accounting and the valuation of deferred tax assets. There has been no change to these policies. For a discussion of these critical accounting policies, see “Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Results of Operations

The following table sets forth selected unaudited financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three months ended March 31,
	2005		2004
		% of		% of
	(in 000’s)	Revenue	(in 000’s)	Revenue
Revenues
Product license	$1,963	18.0%	$644	12.2%
Service
Maintenance and hosting	3,814	34.9%	1,728	32.8%
Consulting and implementation service	3,497	32.0%	2,332	44.2%
Subscription	1,651	15.1%	568	10.8%
Total Service	8,962	82.0%	4,628	87.8%
Total Revenues	10,925	100.0%	5,272	100.0%
Cost of Revenues
Product	198	1.8%	43	0.8%
Consulting and implementation service	3,989	36.5%	2,424	46.0%
Total cost of revenues	4,187	38.3%	2,467	46.8%
Gross profit	6,738	61.7%	2,805	53.2%
Operating Expenses:
Sales and marketing	1,146	10.5%	598	11.3%
Research and development	1,209	11.1%	411	7.8%
General and administrative	1,006	9.2%	915	17.4%
Amortization of stock-based compensation	—	0.0%	8	0.2%
Amortization of intangibles assets	720	6.6%	40	0.8%
Total operating expenses	4,081	37.4%	1,972	37.4%
Operating income	$2,657	24.3%	$833	15.8%

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004

Revenue

Total revenue increased $5.7 million, or 107.2%, to $10.9 million for the three months ended March 31, 2005 from $5.3 million for the three months ended March 31, 2004. Product license revenue consists of revenue from separate product-only agreements and from multiple element agreements accounted for under the percentage-of-completion method using hours of input in relation to the estimate of total hours to complete the engagements. Product license revenue increased by $1.3 million, or 204.8%, to $2.0 million, as a result of the acquisitions of Webridge, bTrade and Optum. These acquisitions accounted for 89.6% of license revenue. Maintenance and hosting revenues increased by $2.1 million or 120.7% to $3.8 million for the three months ended March 31, 2005. The increase is primarily attributable to the acquisitions of Webridge, bTrade and Optum, which made up 52.2% of the Company’s maintenance and hosting revenue for the three months ended March 31, 2005. Consulting and implementation service revenues are largely comprised of fees related to time and materials projects, other service agreements, maintenance, hosting, training and needs analyses, as well as multiple element agreements accounted for under the percentage-of-completion method using hours of input in relation to the estimate of total hours to complete the engagements. Consulting and implementation service revenues increased by $1.2 million, or 50.0%, to $3.5 million, over the prior year quarter arising from the Webridge, bTrade and Optum consulting and implementation service revenues. Webridge, bTrade and Optum made up 69.5% of consulting and implementation service revenues for the three months ended March 31, 2005. Consulting and implementation service revenues increases are generally related to new license transactions or as follow-on service contracts. Service revenues are generated in situations when a customer purchases a license from the Company and uses the Company’s service staff to install and integrate the licensed software. Subscription revenue increased by $1.1 million or 190.7%, to $1.7 million. This increase is a direct result of the bTrade, ChannelWave and Optum acquisitions.

Cost of Revenue

Total cost of revenue increased by $1.7 million, or 49.2% to $4.2 million for the three months ended March 31, 2005. This cost of revenue increase is a result of an increase in employee compensation directly related to the acquisitions of Webridge, bTrade, ChannelWave and Optum. Cost of product revenue increased by $0.2 million, or 360.5%, to $0.2 million, due to the amortization of developed technology. The amortization of developed technology results from the allocation of purchase price to developed technologies in the acquisitions of bTrade, Optum and Webridge. Gross profit margins increased to 61.7% for the three months ended March 31, 2005, compared to 53.2% for the three months ended March 31, 2004. The gross margin percentage increase is due to an improvement in the utilization rate of professional service staff and the increase in higher margin subscription and license revenue. Product revenue represented 18.0% of total revenues for the three months ended March 31, 2005 versus 12.2% for the three months ended March 31, 2004.

Operating Expenses

Sales and Marketing   Sales and marketing expenses increased by approximately $0.5 million, or 91.6%, to $1.1 million for the three months ended March 31, 2005 from $0.6 million for the three months ended March 31, 2004. The increase in sales and marketing expense was directly attributable to the acquisition of bTrade, Webridge, and Optum, which increased the Company’s sales force headcount by approximately 200%.

Research and Development   Research and development expenses increased by approximately $0.8 million, or 194.2%, to $1.2 million for the three months ended March 31, 2005, compared to $0.4 million for the comparable prior year three-month period. This increase was almost entirely attributable to an increase in employee compensation and related costs. The Webridge and Optum acquisitions resulted in an increase in the Company’s employee compensation expense by $0.7 million or 57.3% of the total expenses. To date, all software development costs have been expensed as incurred.

General and Administrative   General and administrative expenses increased by approximately $0.1 million, or 9.9%, to $1.0 million for the three months ended March 31, 2005 from $0.9 million for the three months ended March 31, 2004. The increase is attributable to a 4% increase in employee compensation and related costs. The acquisitions had no significant impact on general and administrative expenses as the Company immediately eliminated substantially all such expenses of the acquired companies. In addition, a portion of the increase can be attributed to consulting fees related to Sarbanes Oxley compliance.

Amortization of Intangible Assets   The increase in amortization of intangibles relates to the intangible assets acquired in the acquisitions of Webridge, bTrade, ChannelWave and Optum. These intangible assets have useful lives that range from one to seven years and accounted for the $0.7 million increase in amortization expense for the quarter ended March 31, 2005.

Liquidity and Capital Resources

At March 31, 2005, the Company had $11.9 million of cash and cash equivalents.

Net cash provided by operating activities was $0.3 million for the three months ended March 31, 2005. The $0.3 million was the product of net income plus depreciation and amortization, partially offset by increases resulting from changes in working capital and other accounts. Sources of cash from operations include $2.6 million in net income, $1.1 million in depreciation and amortization, a source of cash from a decrease in receivables and prepaids and other current assets (net of $5.3 million of receivables, prepaids and other current assets acquired) of $0.7 million, an increase in accruals of $0.4 million and a source of cash from other working capital accounts of $0.2 million. The cash sources related to receivables resulted from a number of large payments from existing customers from transactions booked in the fourth quarter of 2004. Cash sources were partially offset by uses of cash of $4.0 million relating to decreases in compensation accruals, and decreases in accounts payable. Of the $2.7 million of cash uses related to compensation accruals, $1.7 million related to the payout of fiscal year 2004 bonuses in February of 2005. In addition, another $1.0 million in cash was used in the payment of severance to former employees of Optum. In addition, there was a cash use of $1.3 million relating to accounts payable. The Company made significant payments immediately after the acquisition of Optum. Finally, there was a decrease in deferred revenue that resulted in a cash use of $0.9 million.

The Company used $2.1 million in cash for investing activities in the first quarter ended March 31, 2005. Of the $2.1 million, $2.0 million was used for the acquisitions of ChannelWave and Optum. The remaining $0.2 million was used to purchase fixed assets.

Net cash provided in financing activities was $0.3 million. The Company drew $4.5 million against its newly created revolving credit facility with a bank to pay off $4.3 million of debt ($1.8 million in short-term debt and $2.5 million in long-term) assumed in the acquisition of Optum. The Company also generated a source of cash of $0.1 million from stock options that were exercised in the first quarter of 2005.

On March 31, 2005, the Company entered into a $10.0 million revolving line of credit maturing on April 1, 2008. The borrowing under the line of credit carries an interest rate based on the LIBOR average rate with a weighted average interest rate of 5.75% in the quarter ended March 31, 2005. The unused portion has a fee of 0.3%. On March 31, 2005, the Company had $4.5 million outstanding under the revolving line of credit. The $4.5 million was used to pay off debt and certain liabilities assumed in the Optum acquisition. Of the remaining $5.5 million, up to $2.0 million may be used for the Company’s letters of credit. The line of credit contains terms that, among other provisions, require maintaining certain minimum net worth and other financial ratios and specific limits or restrictions on additional indebtedness, liens and continuity of business. Provisions under this line of credit are not considered restrictive to normal operations.

The Company continues to evaluate strategic alternatives, including opportunities to strategically grow the business, enter into strategic relationships, make acquisitions or enter into business combinations. The Company can provide no assurance that any such strategic alternatives will come to fruition and may elect to terminate such evaluations at any time.

The Company believes that its cash resources are sufficient for the long-term operation of its existing business and, therefore, has no current plans to raise additional equity financing during the next twelve months. The Company may, however, require additional cash to fund investments in complementary businesses or technologies. The Company’s cash needs could also be affected by changes in business or market conditions. If the Company finds it necessary to obtain additional equity or debt financing, there can be no assurance that the Company will be able to raise it on acceptable terms or at all.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended:

Statements in this Form 10-Q that are not historical facts and refer to the Company’s future prospects are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate” and other similar words and expressions. The statements are subject to risks and uncertainties and actual results may differ materially from those indicated by these forward-looking statements as a result of various factors, including but not limited to the extent of customer acceptance and utilization of the Company’s channel management solutions, the impact of competitive products and services, the Company’s ability to develop new and enhanced versions of its products and services, the effect of economic and business conditions, the volume and timing of customer contracts and related approval processes, capital and intellectual property spending of the Company’s target customers, changes in technology, deployment delays or errors associated with the Company’s products, the ability of the Company to integrate acquired businesses or products and the Company’s ability to protect its intellectual property rights. For a discussion of these and other risk factors that could affect the Company’s business, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which is on file with the Securities and Exchange Commission.

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

Foreign Currency Exchange Rate Risk

To date, substantially all of the Company’s recognized revenues have been denominated in U.S. dollars and primarily from customers in the United States and the exposure to foreign currency exchange rate changes has been immaterial. The Company expects, however, that future product license and professional service revenues may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. Furthermore, to the extent the Company engages in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company’s products less competitive in international markets. Although the Company will continue to monitor its exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, there is no assurance that exchange rate fluctuations will not adversely affect financial results in the future.

Interest Rate Risk

As of March 31, 2005, the Company had cash and cash equivalents of $11.9 million and debt of $4.5 million. Rising interest rates will increase interest income from short-term investments and interest expense on the Company’s debt. Based upon the balance of cash and cash equivalents at March 31, 2005, a change in interest rates of 0.5% would cause a corresponding change in annual interest income of less than $0.1 million. Based on the Company’s long-term debt at March 31, 2005, at change in interest rates of 1.0% would cause a corresponding change in interest expense of less than $0.1 million.

Item 4.                        Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Change in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting during the period being reported on, which could materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.                        Exhibits and Reports on Form 8-K

(a)                     Exhibits:

The following exhibits are filed as part of this Form 10-Q.

Exhibit Number	Description
2.3*	Optum Merger Agreement
2.4**	ChannelWave Asset Purchase Agreement
31.1	Certification of Michael W. Ferro, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael W. Nelson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Michael W. Ferro, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Michael W. Nelson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 10, 2005

**             Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 8, 2005

(b)                Reports on Form 8-K

The Company filed a Current Report on Form 8 K dated 05/06/05 to report results from operations for the quarter ended March 31, 2005.

The Company filed a Current Report on Form 8-K dated 04/21/05 to report that BDO Seidman, LLP had been engaged as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005.

The Company filed a Current Report on Form 8 K dated 04/26/05 to report that it would not be able to meet the required deadline to file a Current Report on Form 8 K/A to publish the audited financial statements of Optum, Inc..

The Company filed a Current Report on Form 8-K dated 04/06/05 to report that KPMG LLP had resigned as the Company’s independent registered public accounting firm.

The Company filed a Current Report on Form 8-K dated 03/25/05 to define terms and definitions used in a live webcast.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Click Commerce, Inc.
	By:	/s/ MICHAEL w. NELSON
Michael W. Nelson
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: May 16, 2005