Form 10-Q
period 2005-06-30
CLICK COMMERCE INC
filed 2005-08-15
CIK 1107050

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

As of August 12, 2005, there were 11,799,764 shares of the registrant’s common shares outstanding.

CLICK COMMERCE, INC.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,828	$13,382
Trade accounts receivable, less allowance for doubtful accounts of $574 and $514, respectively	15,828	7,264
Revenues received on contracts in progress in excess of billings	—	276
Prepaids and other current assets	1,399	389
Total current assets	29,055	21,311
Property and equipment, net	3,148	870
Intangible assets, net	21,272	2,944
Goodwill	35,885	6,874
Other assets	1,430	738
Total assets	$90,790	$32,737
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,692	$573
Billings in excess of revenues earned on contracts in progress	795	68
Deferred revenue	12,013	5,174
Accrued compensation	1,939	1,585
Accrued expenses and other current liabilities	7,056	2,177
Short-term notes payable	1,288	—
Total current liabilities	24,783	9,577
Long-term debt	6,368	—
Other liabilities	13	6
Total liabilities	31,164	9,583
Shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,427,578 and 9,742,401 shares issued as of June 30, 2005 and December 31, 2004, respectively; 11,398,514 and 9,713,337 shares outstanding as of June 30, 2005 and December 31, 2004, respectively	11	10
Additional paid-in capital	100,007	69,386
Accumulated other comprehensive income	161	153
Treasury stock, at cost—29,064 shares	(117)	(117)
Accumulated deficit	(40,436)	(46,278)
Total shareholders’ equity	59,626	23, 154
Total liabilities and shareholders’ equity	$90,790	$32,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues
Product license	$1,841	$1,215	$3,804	$1,859
Service:
Maintenance and hosting	5,729	1,987	9,543	3,715
Consulting and implementation services	3,849	2,786	7,346	5,118
Subscription	1,930	220	3,581	788
Total service	11,508	4,993	20,470	9,621
Total revenues	13,349	6,208	24,274	11,480
Cost of revenues:
Product license	344	85	542	129
Service	4,827	2,258	8,816	4,682
Total cost of revenues	5,171	2,343	9,358	4,811
Gross profit	8,178	3,865	14,916	6,669
Operating expenses:
Sales and marketing	1,602	680	2,748	1,278
Research and development	1,666	654	2,875	1,065
General and administrative	1,282	1,200	2,288	2,115
Amortization of stock-based compensation	—	13	—	21
Amortization of intangible assets	505	86	1,225	126
Total operating expenses	5,055	2,633	9,136	4,605
Operating income	3,123	1,232	5,780	2,064
Other income (expense), net	89	(54)	62	(36)
Income before income taxes	3,212	1,178	5,842	2,028
Income tax expense	—	—	—	—
Net income	$3,212	$1,178	$5,842	$2,028
Basic net income per common share	$0.28	$0.13	$0.53	$0.24
Diluted net income per common share	$0.27	$0.13	$0.50	$0.22
Weighted average common shares outstanding—basic	11,383,737	8,866,268	11,043,155	8,623,056
Weighted average common shares outstanding—diluted	12,116,806	9,276,191	11,766,721	9,046,789
Comprehensive income:
Net income	$3,212	$1,178	$5,842	$2,028
Unrealized loss on marketable securities	—	(5)	—	(5)
Foreign currency translation adjustment	8	10	8	15
Comprehensive income	$3,220	$1,183	$5,850	$2,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$5,842	$2,028
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of stock-based compensation	—	21
Depreciation	470	241
Amortization of Intangibles	1,706	169
Provision for doubtful accounts	60	120
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(1,033)	(1,591)
Prepaids and other current assets	673	257
Accounts payable	(1,726)	54
Billings in excess of revenues earned on contracts in progress	276	—
Deferred revenue	(3,374)	(885)
Accrued compensation	(3,922)	258
Accrued expenses and other current liabilities	(284)	187
Other, net	465	144
Net cash (used in) provided by operating activities	(847)	1,003
Cash flows from investing activities:
Purchases of property and equipment	(247)	(136)
Acquisition of Xelus, net of cash acquired and deal costs(a)	317	—
Deal costs, Webridge acquisition	—	(186)
Acquisition of Optum, net of cash acquired and deal costs(a)	(1,016)	—
Acquisition of ChannelWave, net of deal costs(a)	(1,075)	—
Change in long-term investments, net	—	(80)
Net cash used in investing activities	(2,021)	(402)
Cash flows from financing activities:
Proceeds from exercise of stock options	219	62
Proceeds from long-term debt	6,368	—
Payments on long-term and short-term debt	(5,270)	—
Payments under capital lease obligations	(3)	(69)
Net cash provided by (used in) financing activities	1,314	(7)
Effect of foreign exchange rates on cash and cash equivalents	—	1
Net increase (decrease) in cash and cash equivalents	(1,554)	595
Cash and cash equivalents at beginning of period	13,382	11,863
Cash and cash equivalents at end of period	$11,828	$12,458
Supplemental disclosures:
Interest paid	$59	$10
Income taxes paid	$—	$—
Common stock issued for acquisition activities	$30,404	$3,548

(a)              Assets and liabilities were recorded as follows in connection with the cash payments (cash acquired) for the ChannelWave, Inc., Optum, Inc., and Xelus, Inc. acquisitions

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Channel Wave, Inc.	Optum, Inc.	Xelus, Inc.
Intangible assets acquired	3,272	13,726	3,036
Goodwill	2,941	23,943	2,127
Other assets aquired	471	6,927	4,803
Total assets acquired	6,684	44,596	9,966
Less: Liabilities acquired	1,404	17,500	10,283
Net assets acquired exclusive of cash	5,280	27,096	(317)
Less:Value of shares issued for acquisition	4,280	26,124	—
Plus: Acquisition costs paid	75	44	—
Total cash paid (acquired)	1,075	1,016	(317)

CLICK COMMERCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Click Commerce, Inc. and its wholly owned subsidiaries (the “Company”) and reflect all adjustments (which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2005 include the results of operations of ChannelWave, Inc. (see note 4) from February 3, 2005 through the end of the period, the results of operations of Optum, Inc. (see note 4) from February 8, 2005 through the end of the period, and the results of Xelus, Inc. (see note 4) from May 28, 2005 through the end of the period. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the Securities and Exchange Commission’s rules and regulations. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K and other documents that have been filed with the Securities and Exchange Commission.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Substantially all of the Company’s revenues are derived from four primary sources: (i) licensing software, (ii) providing technical support and product updates, otherwise known as maintenance, (iii) application hosting, and (iv) providing professional services, including consulting, implementation and training services. The Company’s software is generally sold through a perpetual license or a limited term license (a subscription). The Company typically licenses its software in multiple-element arrangements in which the customer purchases a combination of: (i) software products, (ii) a maintenance arrangement, which is generally priced as a percentage of the software license fees and provides for technical support and updates over a period of generally one year, (iii) hosting services, and/or (iv) a professional services arrangement.

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

Revenue from contracts in which the Company’s services are essential to the functionality of the other elements of the contract is recognized using the percentage-of-completion method under contract accounting as services are performed as the Company delivers, customizes and installs the software. The percentage completed is measured by the percentage of labor hours incurred to date in relation to estimated total labor hours required to fulfill the contract. In contracts with revenue recognized under the percentage-of-completion method, revenues are presented as product license revenue to the extent that the underlying contracts are for software licenses based on equal application of discounts across all elements of the larger arrangement. When percentage-of-completion accounting is used, the Company records cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress. The timing and amount of cash receipts from customers can vary significantly depending on specific contract terms and can, therefore, have a significant impact on the amount of billings in excess of revenues earned on contracts in progress at the end of any given period.

The Company provides hosting services to customers that have licensed the Company’s software under a limited-term software license (a subscription). Revenue from software subscriptions have been accounted for in accordance with the guidance provided by Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” The fees related to multiple-element arrangements are allocated to the individual elements in accordance with Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables,” based upon verifiable, objective evidence of the fair values of each accounting unit. The Company’s subscription arrangements with customers generally include several elements, including (1) a limited-term software license (a subscription), (2) strategic consulting services, (3) set-up and software subscription services, and (4) hosting services. The Company requires customers in these limited term arrangements to use its hosting services, which in accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” results in all arrangement revenue being deferred and recognized ratably over the term of the limited-term license agreement. If the arrangement includes consulting services, these services are presented as consulting and implementation service revenues and are deferred and recognized ratably over the term of the arrangement, which is normally 12-24 months. Under SAB No. 104, costs associated with set-up and implementation of the subscriptions may be expensed as incurred or deferred and recognized over the term of the related arrangement. The Company has elected to defer such costs. The software subscription service typically begins upon customer acceptance.

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

The Company has applied APB No. 25 and related interpretations in accounting for the Employee Stock Option Plan and the Directors’ Stock Option Plan. Accordingly, no compensation expense has been recognized on stock options for which the exercise price equaled the fair value at the date of grant. Had the Company determined compensation expense based on the method required by SFAS No. 123, the Company’s net income and net income per common share for the three and six months ended June 30, 2005 and 2004 would approximate the pro forma amounts below.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income, as reported	$3,212	$1,178	$5,842	$2,028
Stock-based employee compensation expense included in the determination of net income as reported, net of related tax effects	—	13	—	21
Total fair value method employee stock-based compensation expense, net of related tax effects	(1,598)	(305)	(1,797)	(539)
Pro forma net income	$1,614	$886	$4,045	$1,510
Basic income per share:
As reported	$0.28	$0.13	$0.53	$0.24
Pro forma	$0.14	$0.10	$0.37	$0.18
Diluted income per share:
As reported	$0.27	$0.13	$0.50	$0.22
Pro forma	$0.13	$0.10	$0.34	$0.17

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for the three months and six months ended June 30, 2005, respectively: expected life of 4 years; expected volatility of between 79% and 91%; risk-free interest rate of 4%, and 0% dividend yield.

Prior to its IPO, the Company granted certain stock options at exercise prices less than their deemed fair value. Such deferred compensation was amortized on a straight-line basis over the vesting period of each individual award, resulting in $13,000 and $21,000 of stock-based compensation expense for the three and six months ended June 30, 2004. The deferred compensation was fully amortized at June 30, 2004. The following table contains the amortization expense attributable to each noted expense caption, as applicable on the Condensed Consolidated Statements of Operations.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Stock-based employee compensation expense attributable to:
Cost of revenues	—	11	—	13
Sales and marketing	—	2	—	8
Total	$—	$13	$—	$21

In the fourth quarter of 2004, the FASB issued Statement No. 123 (revised 2004), or SFAS No. 123R, “Share-Based Payment,” which replaces Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R eliminates the intrinsic value method of accounting option that was provided in the original Statement No. 123. Under Statement No. 123R, pro forma disclosure will no longer be allowed after a phase-in period. In the first quarter of 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS No. 123R.

3. NET INCOME PER SHARE

Net income per share was computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thouasnds, except per share amounts)
Basic income per share:
Net income	$3,212	$1,178	$5,842	$2,028
Weighted average common shares outstanding	11,384	8,866	11,043	8,623
Per share amount	$0.28	$0.13	$0.53	$0.24
Diluted income (loss) per share:
Net income	$3,217	$1,178	$5,839	$2,028
Weighted average common shares outstanding	11,384	8,866	11,043	8,623
Add: Effect of dilutive securities—stock options	733	410	724	424
Diluted weighted average shares outstanding	12,117	9,276	11,767	9,047
Per share amount	$0.27	$0.13	$0.50	$0.22

For the three months ended June 30, 2005 and 2004, 60,935 and 366,177 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the six months ended June 30, 2005 and 2004, 125,767 and 283,183 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

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

On May 27, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Xelus, Inc. (“Xelus”) and its stockholders, pursuant to which the Company acquired Xelus. In consideration for the merger, the Company paid $1 in cash, assumed approximately $2.2 million of Xelus indebtedness, settled a long-term lease liability for $543,000 and incurred various transaction-related expenses. No shares of Company stock were issued in connection with the Xelus acquisition.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed on the effective dates of the ChannelWave, Optum and Xelus acquisitions. The Company incurred approximately $75,000, $250,000 and $125,000 of direct expenses related to the closing of the ChannelWave, Optum and Xelus acquisitions, respectively. Due to the timing of the acquisitions, the final allocations of the purchase prices are subject to change as the Company completes the valuation of the acquired assets and assumed liabilities.

	ChannelWave	Optum	Xelus
	February 2, 2005	February 7, 2005	May 27, 2005
	(in thousands)
Assets:
Cash and cash equivalents	$—	$817	$844
Trade accounts receivable, net	421	3,769	2,935
Other current assets	—	1,094	1,061
Total current assets	421	5,680	4,840
Property and equipment	50	1,644	807
Intangible assets, including in-process R&D	3,272	13,726	3,036
Goodwill	2,941	23,943	2,127
Other assets	—	421	—
Total assets	$6,684	$45,414	$10,810
Liabilities:
Accounts payable	$—	$1,705	$1,141
Accrued liabilities	75	4,363	648
Accrued compensation	—	3,411	907
Deferred revenue	1,329	3,571	5,314
Short-term lease obligation	—	165	—
Short-term debt obligation	—	1,761	2,204
Long-term debt obligation	—	2,524	69
Total liabilities	1,404	17,500	10,283
Stockholders’ equity:
Net assets acquired	$5,280	$27,914	$527

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

	Customer Relationships(1)	Developed Technology(2)	Trade Names(3)	Order Backlog(4)	In process R&D(5)	Total
Xelus(6)	2,684	283	—	69	—	3,036
Optum(6)	9,850	3,573	—	303	—	13,726
ChannelWave(6)	2,758	514	—	—	—	3,272
bTrade	1,195	274	—	143	6	1,618
Webridge	560	910	150	—	—	1,620
Allegis	466	—	—	—	—	466
Gross intangible assets and in-process R&D	17,513	5,554	150	515	6	23,738
Accumulated amortization to date	(1,475)	(654)	(60)	(271)	(6)	(2,466)
Balance at June 30, 2005	$16,038	$4,900	$90	$244	$—	$21,272
Amortization expense
Six months ended June 30, 2005	1,001	481	25	199		1,706
Six months ended June 30, 2004	116	43	10	—		169
Estimated amortization expense for the 12 months ended:
December 31, 2005	2,345	1,035	50	385		3,815
December 31, 2006	2,536	1,194	50	58		3,838
December 31, 2007	2,536	1,194	15			3,745
December 31, 2008	2,536	910				3,446
December 31, 2009	2,416	844				3,260

(1)   Customer relationships are amortized over 7 years for Optum and Xelus, 6 years for ChannelWave, 5 years for bTrade and Webridge, and 3 years for Allegis.

(2)          Developed technology is amortized over 5 years for bTrade, ChannelWave and Optum and 4 years for Webridge and 3 years for Xelus and is reflected in the cost of product license revenue on the consolidated statement of income and comprehensive income (loss).

(3)          Trade names are amortized over 3 years.

(4)          Order backlogs are amortized over 1 year for bTrade, Optum and Xelus.

(5)          In-process R&D is charged immediately to amortization of intangible assets on the statement of income and comprehensive income.

(6)          Pending final valuation by independent firm.

The following unaudited pro forma financial information for the three and six months ended June 30, 2005 and 2004 presents the consolidated operations of the Company as if all of the acquisitions had been made on January 1, 2004, after giving effect to certain adjustments for the pro forma acquisition as of the assumed January 1, 2004 acquisition date. Under the provisions of SFAS No. 142, goodwill acquired in transactions completed after June 30, 2001 is not amortized. As all of the Company’s acquisitions occurred subsequent to that date, these pro forma results do not reflect any goodwill amortization expense. The unaudited pro forma financial information is provided for informational purposes only. It should not be construed to be indicative of the Company’s consolidated results of operations had the acquisitions been consummated on these earlier dates and do not project the Company’s results of operations for any future period:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Revenues	$14,352	$16,243	$30,606		$37,439
Net income (loss)	2,290	65	4,444	(3,066)
Basic net income (loss) per share	$0.20	$0.01	$0.38		$(0.27)
Diluted net income (loss) per share	$0.19	$0.01	$0.35	$	N/A

5. RESTRUCTURING

In the second quarter of 2003, the Company implemented a restructuring plan following the acquisition of Allegis. As part of this plan, certain redundant costs were eliminated including rents for excess office space in Chicago and Boston.

As of June 30, 2005, the Company’s restructuring accrual covered remaining lease commitments on excess office space in Boston. Due to the length of this lease agreement, payments against the restructuring accrual will be made through the quarter ending December 31, 2005. The following table contains the significant components of the restructuring charge and current year-to-date activity relating to those components.

	Accrual at December 31, 2004	2005 YTD cash payments	Balance at June 30, 2005
Facilities related costs	$79	$(42)	$37

6. FINANCING ARRANGEMENTS

On March 31, 2005, the Company entered into a $10.0 million revolving line of credit agreement maturing on April 1, 2008. The borrowing under the line of credit carries an interest rate based on the LIBOR average rate with a weighted average interest rate of 4.6% in the quarter ended June 30, 2005. The unused portion is subject to a fee of 0.3%. As of June 30, 2005, the Company had borrowed $6.4 million to pay off the debt and certain liabilities assumed in the Optum and Xelus acquisitions. Of the remaining $3.6 million, up to $2.0 million may be used for the Company’s letters of credit. The line of credit contains terms that, among other provisions, require the Company to maintain certain minimum net worth and other financial ratios and specific limits or restrictions on additional indebtedness, liens and continuity of business. Provisions under this line of credit are not considered restrictive to normal operations.

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

In the fourth quarter of 2004, the Company received a letter from the tax authorities in the Netherlands that proposed tax deficiencies, penalties and interest based on audits of the years 2000, 2001 and 2002 in the amount of €2.3 million, or approximately $2.8 million. The asserted tax deficiencies relate to certain wage tax amounts, including amounts related to vested employee stock options that the tax inspector believes should have been withheld by the Company on behalf of several employees. The Company believes that it has meritorious legal defenses to a significant portion of these alleged deficiencies. The Company recorded an accrual of $650,000 in the fourth quarter of the year ended December 31, 2004 for its assessment of the most probable outcome of this matter. This reserve is recorded in accrued expenses and other current liabilities on the June 30, 2005 and December 31, 2004 consolidated balance sheets.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated condensed financial statements and notes elsewhere in this quarterly report.

Overview

Click Commerce, Inc. (the “Company”) provides software designed to help companies streamline their trading partner interactions and automate compliance-related activities. We believe that companies using our software, companies can optimize business processes, improve financial performance, lower costs for partners and customers, increase brand loyalty, improve customer service and reduce risk. The Company’s collaborative commerce and supply chain solutions are designed to enable companies to streamline their trading partner interactions to drive business value and competitive advantage. The Company’s compliance automation solutions are designed to enable institutions to automate their regulatory compliance processes and manage research project approvals. Each of the company’s product lines applies similar underlying technology to effect secure Internet communications as a replacement for handwritten forms, telephone and fax communications and other electronic data systems. The Company commenced operations on August 20, 1996.

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

Effective July 1, 2004, the Company entered into an Agreement and Plan of Merger dated as of June 17, 2004 to acquire all of the capital stock of bTrade, Inc. (“bTrade”), a privately-held Texas corporation based in Irving, Texas. Pursuant to this Agreement and Plan of Merger, bTrade became a wholly owned indirect subsidiary of the Company. The Company acquired bTrade, based on a valuation of bTrade as a going-concern, for consideration consisting of approximately 669,367 shares (adjusted for working capital settlements), valued at $4.795 per share, of Company common stock, $0.2 million of cash, and the assumption of and repayment of approximately $1.3 million of existing bTrade indebtedness. The Company incurred $0.2 million of transaction costs.

Effective February 2, 2005, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with ChannelWave, Inc. (“ChannelWave”), pursuant to which the Company acquired certain assets from ChannelWave, including substantially all assets relating to ChannelWave’s Partner Relationship Management System and Service Information System businesses, for consideration comprising $1.0 million of cash and 225,807 shares valued at $18.954 per share of the Company’s common stock (of which 29,033 shares are being held by the Company in escrow for certain potential additional liabilities of ChannelWave pursuant to the Purchase Agreement). The shares of the Company’s common stock are expected to be registered for resale on a Registration Statement on Form S-3.

Effective February 7, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Optum, Inc. (“Optum”) and its stockholders, pursuant to which the Company acquired Optum. In consideration for the merger, the Company paid $325,467 in cash, and issued 1,405,780 shares valued at $18.583 per share of the Company’s common stock to the stockholders of Optum (of which $65,093 in cash and 281,156 shares of the Company’s common stock are being held by an escrow agent for certain potential additional liabilities of Optum pursuant to the Merger Agreement), assumed approximately $4.3 million of Optum indebtedness. The shares of the Company’s common stock are expected to be registered for resale on a Registration Statement on Form S-3.

Effective May 27, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Xelus, Inc. (“Xelus”) and its stockholders, pursuant to which the Company acquired Xelus. In consideration for the merger, the Company paid $1 in cash to shareholders, assumed approximately $2.2 million of Xelus indebtedness, settled a long-term lease liability for $543,000 and incurred various transaction-related expenses. No shares of Company stock were issued in connection with the Xelus acquisition.

The Company focused its efforts in 2004 and the first half of 2005 on maintaining and improving profitability. In 2004 and through the first half of 2005, the Company reported increasing profits. Management plans to continue investing in new and improved product offerings and in increasing the exposure of the Company’s products and services through its targeted marketing programs. Management further believes that each investment must be prudently made and justified by the expected return on such investment.

The Company offers several licensing and service options for its software products. Customers can either purchase a perpetual software license or enter into a limited-term software license, also called a subscription contract. Customers may also choose to use the Company’s hosting services for their perpetual software license or install the software on servers within their own internal environment. Subscription licenses are only available to customers who also use our hosting services.

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

The Company depends on several factors to increase revenue and maintain profitability: adding new customers, maintaining its current base of subscriptions, increasing hosting and maintenance revenues, and improving the gross margin on professional services. Adding new customers is the primary responsibility of the sales department. Maintaining the other revenue streams is the responsibility of the Company’s professional services and hosting departments. The Company has developed compensation structures for these departments that it believes provides appropriate incentives for achievement of their respective goals.

The Company’s revenue is principally derived from sales of perpetual licenses or subscriptions to its software, and the related services surrounding those products. The Click Commerce software suite consists of the Partner Portal platform and framework and its applications provide the basis for controlling workflow, reporting, opportunity management, product information management, sales order management, after sales service management, supply chain management, and parts optimization. The

Company also recognizes revenue from services, including business consulting, implementation, maintenance, training and managed hosting services.

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

Operating expenses are classified into five general categories: sales and marketing, research and development, general and administrative, amortization of stock-based compensation and amortization of intangible assets. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for executive management, finance and administrative employees, legal and accounting services, and corporate liability insurance. Amortization of stock-based compensation represents the amortization over the related service period of the difference between the exercise price of options granted and the deemed fair market value of the underlying common stock on the date of grant. Amortization of intangible assets represents amortization expense for certain intangible assets with finite useful lives, which were recorded in connection with the acquisitions of Allegis Corporation during the first quarter of 2003, Webridge on April 21, 2004, bTrade on July 1, 2004, ChannelWave, on February 2, 2005, Optum, on February 7, 2005 and Xelus on May 27, 2005. The intangible assets are identified, valued and classified into separate categories. The categories are customer relationships, developed technologies, order backlog, trade names and in-process research and development. The amortization of developed technologies is recorded in the cost of product license line item on the consolidated statement of income and comprehensive income.

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

Results of Operations

The following table sets forth selected unaudited financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	(in 000’s)	% of Revenue	(in 000’s)	% of Revenue	(in 000’s)	% of Revenue	(in 000’s)	% of Revenue
Revenues
Product license	$ 1,841	13.8%	$ 1,215	19.6%	$ 3,804	15.7%	$ 1,859	16.2%
Service
Maintenance and hosting	5,729	42.9%	1,987	32.0%	9,543	39.3%	3,715	32.4%
Consulting and implementation service	3,849	28.8%	2,786	44.9%	7,346	30.3%	5,118	44.6%
Subscription	1,930	14.5%	220	3.5%	3,581	14.8%	788	6.9%
Total Service	11,508	86.2%	4,993	80.4%	20,470	84.3%	9,621	83.8%
Total Revenues	13,349	100.0%	6,208	100.0%	24,274	100.0%	11,480	100.0%
Cost of Revenues
Product license	344	2.6%	85	1.4%	542	2.2%	129	1.1%
Consulting and implementation service	4,827	36.2%	2,258	36.4%	8,816	36.3%	4,682	40.8%
Total cost of revenues	5,171	38.7%	2,343	37.7%	9,358	38.6%	4,811	41.9%
Gross profit	8,178	61.3%	3,865	62.3%	14,916	61.4%	6,669	58.1%
Operating Expenses:
Sales and marketing	1,602	12.0%	680	11.0%	2,748	11.3%	1,278	11.1%
Research and development	1,666	12.5%	654	10.5%	2,875	11.8%	1,065	9.3%
General and administrative	1,282	9.6%	1,200	19.3%	2,288	9.4%	2,115	18.4%
Amortization of stock-based compensation	—	0.0%	13	0.2%	—	0.0%	21	0.2%
Amortization of intangibles assets	505	3.8%	86	1.4%	1,225	5.0%	126	1.1%
Total operating expenses	5,055	37.9%	2,633	42.4%	9,136	37.6%	4,605	40.1%
Operating income	$ 3,123	23.4%	$ 1,232	19.8%	$ 5,780	23.8%	$ 2,064	18.0%

Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004

Revenue

Total revenue increased $7.1 million, or 115.0%, to $13.3 million for the three months ended June 30, 2005 from $6.2 million for the three months ended June 30, 2004. Product license revenue consists of revenue from separate product-only agreements and from multiple element agreements accounted for under the percentage-of-completion method using hours of input in relation to the estimate of total hours to complete the engagements. Product license revenue increased by $0.6 million, or 51.5%, to $1.8 million, as a result of the acquisitions of Xelus, ChannelWave bTrade and Optum. These acquisitions accounted for 89.6% of license revenue. Maintenance and hosting revenues increased by $3.7 million or 188.3% to $5.7 million for the three months ended June 30, 2005. The increase is primarily attributable to the acquisitions of Xelus, Webridge, bTrade and Optum, which made up 72.4% of the Company’s maintenance and hosting revenue for the three months ended June 30, 2005. Consulting and implementation service revenues are largely comprised of fees related to time and materials projects, other service agreements, maintenance, hosting, training and needs analyses, as well as multiple element agreements accounted for under the percentage-of-completion method using hours of input in relation to the estimate of total hours to complete the engagements. Consulting and implementation service revenues increased by $1.1 million, or 38.2%, to $3.8 million, over the prior year quarter arising from the Xelus, Webridge, bTrade and Optum consulting and implementation service revenues. Webridge, bTrade and

Optum made up 76.0% of consulting and implementation service revenues for the three months ended June 30, 2005. Consulting and implementation service revenues increases are generally related to new license transactions or as follow-on service contracts. Service revenues are generated in situations when a customer purchases a license from the Company and uses the Company’s service staff to install and integrate the licensed software. Subscription revenue increased by $1.7 million or 777.3%, to $1.9 million. This increase is a direct result of the bTrade, ChannelWave and Optum acquisitions.

Cost of Revenue

Total cost of revenue increased by $2.8 million, or 120.7% to $5.2 million for the three months ended June 30, 2005. This cost of revenue increase is a result of an increase in employee compensation directly related to the acquisitions of Xelus, Webridge, bTrade, ChannelWave and Optum. Cost of product revenue increased by $0.3 million, or 304.7%, to $0.3 million, due to the amortization of developed technology. The amortization of developed technology results from the allocation of purchase price to developed technologies in the acquisitions of Xelus, bTrade, Optum and Webridge. Gross profit margins were 61.3% for the three months ended June 30, 2005, compared to 62.3% for the three months ended June 30, 2004. The gross margin percentage remained flat due to the Company’s ability to maintain utilization rates for the professional service staff. Product revenue represented 13.8% of total revenues for the three months ended June 30, 2005 versus 19.6% for the three months ended June 30, 2004.

Operating Expenses

Sales and Marketing   Sales and marketing expenses increased by approximately $0.9 million, or 135.6%, to $1.6 million for the three months ended June 30, 2005 from $0.7 million for the three months ended June 30, 2004. The increase in sales and marketing expense was directly attributable to the acquisition of Xelus, bTrade, Webridge, and Optum, which increased the Company’s sales force headcount by approximately 250%.

Research and Development   Research and development expenses increased by approximately $1.0 million, or 154.7%, to $1.7 million for the three months ended June 30, 2005, compared to $0.7 million for the comparable prior year three-month period. This increase was almost entirely attributable to an increase in employee compensation and related costs. The Xelus and Optum acquisitions resulted in an increase in the Company’s employee compensation expense by $0.8 million or 50.0% of the total expenses. To date, all software development costs have been expensed as incurred.

General and Administrative   General and administrative expenses increased by approximately $0.1 million, or 6.8%, to $1.3 million for the three months ended June 30, 2005 from $1.2 million for the three months ended June 30, 2004. The increase is attributable to the costs associated with the Company’s Sarbanes Oxley Act compliance initiative. The acquisitions had no significant impact on general and administrative expenses as the Company promptly eliminated substantially all such expenses of the acquired companies.

Amortization of Intangible Assets   The increase in amortization of intangibles relates to the intangible assets acquired in the acquisitions of Xelus, Webridge, bTrade, ChannelWave and Optum. These intangible assets have useful lives that range from one to seven years and accounted for the $0.4 million increase in amortization expense for the quarter ended June 30, 2005.

Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004

Revenue

Total revenue increased $12.8 million, or 111.4%, to $24.3 million for the six months ended June 30, 2005 from $11.5 million for the six months ended June 30, 2004. Product license revenue consists of revenue from separate product-only agreements and from multiple element agreements accounted for under the percentage-of-completion method using hours of input in relation to the estimate of total hours to complete the engagements. Product license revenue increased by $1.9 million, or 104.6%, to $3.8 million, as a result of the acquisitions of Xelus, Webridge, bTrade, ChannelWave and Optum. These acquisitions accounted for 88.4% of license revenue. Maintenance and hosting revenues increased by $5.8 million or 156.9% to $9.5 million for the six months ended June 30, 2005. The increase is primarily attributable to the acquisitions of Xelus, bTrade and Optum, which made up 57.5% of the Company’s maintenance and hosting revenue for the six months ended June 30, 2005. Consulting and implementation service revenues are largely comprised of fees related to time and materials projects, other service agreements, maintenance, hosting, training and needs analyses, as well as multiple element agreements accounted for under the percentage-of-completion method using hours of input in relation to the estimate of total hours to complete the engagements. Consulting and implementation service revenues increased by $2.2 million, or 43.5%, to $7.3 million, over the comparable prior year six month period arising from the Webridge, bTrade and Optum consulting and implementation service revenues. Webridge, bTrade and Optum made up 75.8% of consulting and implementation service revenues for the six months ended June 30, 2005. Consulting and implementation service revenues increases are generally related to new license transactions or as follow-on service contracts. Service revenues are generated in situations when a customer purchases a license from the Company and uses the Company’s service staff to install and integrate the licensed software. Subscription revenue increased by $2.8 million or 354.4%, to $3.6 million for the six months ended June 30, 2005 from $0.8 million for the six months ended June 30, 2004 . This increase is a direct result of the bTrade, ChannelWave and Optum acquisitions, which accounted for $3.1 million of the total increase.

Cost of Revenue

Total cost of revenue increased by $4.5 million, or 94.4% to $9.4 million for the six months ended June 30, 2005. This cost of revenue increase is a result of an increase in employee compensation directly related to the acquisitions of Xelus, Webridge, bTrade, ChannelWave and Optum. Cost of product revenue increased by $0.4 million, or 320.2%, to $0.5 million, due to the amortization of developed technology. The amortization of developed technology results from the allocation of purchase price to developed technologies in the acquisitions of Xelus, bTrade, Optum and Webridge. Gross profit margins increased to 61.4% for the six months ended June 30, 2005, compared to 58.1% for the six months ended June 30, 2004. The gross margin percentage increase is due to an improvement in the utilization rate of professional service staff and the increase in higher margin subscription and license revenue. The increase in the gross margin percentage was partially offset by a decrease in license revenue as a percentage of total revenue. Product revenue represented 15.7% of total revenues for the six months ended June 30, 2005 versus 16.2% for the six months ended June 30, 2004.

Operating Expenses

Sales and Marketing   Sales and marketing expenses increased by approximately $1.4 million, or 115.0%, to $2.7 million for the six months ended June 30, 2005 from $1.3 million for the six months ended June 30, 2004. The increase in sales and marketing expense was directly attributable to the acquisitions of bTrade, and Optum, which increased the Company’s sales force headcount by approximately 272%.

Research and Development   Research and development expenses increased by approximately $1.8 million, or 170.0%, to $2.9 million for the six months ended June 30, 2005, compared to $1.1 million for the comparable prior year six-month period. This increase was almost entirely attributable to an increase in employee compensation and related costs. The Xelus and Optum acquisitions resulted in an increase in the Company’s research and development expenses by $1.2 million or 42.8% of the total expenses. To date, all software development costs have been expensed as incurred.

General and Administrative   General and administrative expenses increased by approximately $0.2 million, or 8.2%, to $2.3 million for the six months ended June 30, 2005 from $2.1 million for the six months ended June 30, 2004. The increase can be attributed to special projects such as the Sarbanes Oxley compliance initiative. There was also a 3% increase in employee compensation expense. The acquisitions had no significant impact on general and administrative expenses as the Company promptly eliminated substantially all such expenses of the acquired companies.

Amortization of Intangible Assets   The increase in amortization of intangibles relates to the intangible assets acquired in the acquisitions of Xelus, Webridge, bTrade, ChannelWave and Optum. These intangible assets have useful lives that range from one to seven years and accounted for the $1.1 million increase in amortization expense for the six months ended June 30, 2005.

Liquidity and Capital Resources

At June 30, 2005, the Company had $11.8 million of cash and cash equivalents. Net cash used by operating activities was $0.8 million for the six months ended June 30, 2005. Sources of cash from operations include $5.8 million of net income, $2.2 million of depreciation and amortization, a $0.7 million decrease in prepaids and other current working capital accounts of $0.5 million. Cash sources were offset by uses of cash of $3.9 million relating to decreases in compensation accruals, resulting from payouts of severances and bonuses of the acquired companies coupled with the payout of $1.7 million in fiscal year 2004 bonuses to the existing Click employees in February 2005. Deferred revenues decreased over the six months resulting in a cash use of $3.4 million, net of $10.2 million of acquired deferred revenue. In addition, another $1.0 million in cash was used as receivables increased from December 31, 2004 (net of $6.4 million of receivables acquired). In addition, there was a cash use of $1.7 million relating to a decrease of accounts payable, net of $2.8 million of accounts payable acquired with the Xelus and Optum mergers.

The Company used $2.0 million in cash for investing activities in the first six months ended June 30, 2005. Of the $2.0 million, $2.0 million was used for the acquisitions of ChannelWave and Optum. An additional amount $0.2 million was used to purchase fixed assets, this was offset by the net cash of $0.3 acquired in the Xelus transaction.

Net cash provided by financing activities was $1.3 million. The Company drew $6.4 million against its newly created revolving credit facility with a bank to pay off $5.3 million of debt ($2.8 million of short-term debt and $2.5 million of long-term debt) assumed in the acquisition of Optum and Xelus. The Company also generated a source of cash of $0.2 million from stock options that were exercised in the first quarter of 2005.

On March 31, 2005, the Company entered into a $10.0 million revolving line of credit agreement maturing on April 1, 2008. The borrowing under the line of credit carries an interest rate based on the LIBOR average rate with a weighted average interest rate of 4.6% for the quarter ended June 30, 2005. The unused portion is subject to a fee of 0.3%. On June 30, 2005, the Company had $6.4 million outstanding under the revolving line of credit comprised of which, $4.5 million was used to pay off debt and certain liabilities assumed in the Optum acquisition and $1.4 million that was used to the purchase of a secured note and settlement of an office lease related to the Xelus acquisition. Of the remaining $3.6 million available under the line of credit, up to $2.0 million may be used for the Company’s letters of credit. The line of credit contains terms that, among other provisions, require maintaining certain minimum net worth and other financial ratios and specific limits or restrictions on additional indebtedness, liens and continuity of business. Provisions under this line of credit are not considered restrictive to normal operations.

The Company continues to evaluate strategic alternatives, including opportunities to strategically grow the business, enter into strategic relationships, make acquisitions or enter into business combinations.

The Company can provide no assurance that any such strategic alternatives will come to fruition and may elect to terminate such evaluations at any time.

The Company believes that its cash resources are sufficient for the long-term operation of its existing business and, therefore, has no current plans to raise additional equity financing during the next twelve months related to its existing businesses. The Company may, however, require additional cash to fund investments in complementary businesses or technologies. The Company’s cash needs could also be affected by changes in business or market conditions. If the Company finds it necessary to obtain additional equity or debt financing, there can be no assurance that the Company will be able to raise it on acceptable terms or at all.

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

Interest Rate Risk

As of June 30, 2005, the Company had cash and cash equivalents of $11.8 million and debt of $7.4 million. Rising interest rates will increase interest income from short-term investments and interest expense on the Company’s debt. Based upon the balance of cash and cash equivalents at June 30, 2005, a change in interest rates of 0.5% would cause a corresponding change in annual interest income of less than $0.1 million. Based on the Company’s long-term debt at June 30, 2005, at change in interest rates of 1.0% would cause a corresponding change in interest expense of less than $0.1 million.

Item 4.                        Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of the end of the second quarter of 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in internal control over financial reporting that occurred during the second quarter of 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION.

Items 1, 2, 3 and 5 are inapplicable and have been omitted from this report.

Item 4.                        Submission of Matters to a Vote of Security Holders.

(a)       The annual meeting of stockholders of Click Commerce Inc. was held on May 5, 2005.

(b)      Pursuant to Instruction 3 to Item 4, no response is required to this item.

(c)       At the Annual Meeting conducted on May 5, 2005, the shareholders voted the elections of directors and the approval of the 2005 Employee Stock Purchase Plan. A summary of the votes is as follows:

Nominee	Votes for	Votes withheld
Andrew J. McKenna	8,675,543	48,973
William J. Devers, Jr.	8,696,382	28,134
Jack F. Sandner	8,696,582	27,934
June E. Drewery	4,744,303	431,634

	Votes for	Votes against	Votes withheld	Broker non-votes
2005 Stock Purchase Plan	4,744,303	45,399		3,929,580

Item 6.                        Exhibits.

The following exhibits are included herein:

Exhibit Number	Description
31.1	Certification of Michael W. Ferro, Jr. pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Michael W. Nelson pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Michael W. Ferro, Jr. pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Michael W. Nelson pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Click Commerce, Inc.
By:	/s/ MICHAEL W. NELSON
Michael W. Nelson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: August 15, 2005