Form 10-Q
period 2005-09-30
CLICK COMMERCE INC
filed 2005-11-14
CIK 1107050

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

233 North Michigan Avenue, 22 Floor
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 14, 2005, there were 11,229,866 shares of the registrant’s common shares outstanding.

CLICK COMMERCE, INC.

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	3
	Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2005 and September 30, 2004 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II.	OTHER INFORMATION	26
Item 6.	Exhibits	26
SIGNATURES		27
CERTIFICATIONS

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,135	$13,382
Trade accounts receivable, less allowance for doubtful accounts of $574 and $514, respectively	16,453	7,264
Revenues earned on contracts in progress in excess of billings	839	276
Prepaids and other current assets	2,670	389
Total current assets	31,097	21,311
Property and equipment, net	2,949	870
Intangible assets, net	20,198	2,944
Goodwill	35,615	6,874
Other assets	1,184	738
Total assets	$91,043	$32,737
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,039	$573
Billings in excess of revenues earned on contracts in progress	15	68
Deferred revenue	10,971	5,174
Accrued compensation	2,499	1,585
Accrued expenses and other current liabilities	5,642	2,177
Short-term notes payable	1,070	—
Total current liabilities	21,236	9,577
Long-term debt	6,360	—
Other liabilities	20	6
Total liabilities	27,616	9,583
Shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,442,271 and 9,742,401 shares issued as of September 30, 2005 and December 31, 2004, respectively; 11,413,207 and 9,713,337 shares outstanding as of September 30, 2005 and December 31, 2004, respectively	11	10
Additional paid-in capital	100,039	69,386
Accumulated other comprehensive income	140	153
Treasury stock, at cost—29,064 shares	(117)	(117)
Accumulated deficit	(36,646)	(46,278)
Total shareholders’ equity	63,427	23,154
Total liabilities and shareholders’ equity	$91,043	$32,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues
Product license	$2,107	$1,221	$5,911	$3,081
Service:
Maintenance and hosting	7,587	2,682	17,130	6,397
Consulting and implementation services	4,574	2,419	11,920	7,537
Subscription	1,937	714	5,518	1,501
Total service	14,098	5,815	34,568	15,435
Total revenues	16,205	7,036	40,479	18,516
Cost of revenues:
Product license	613	97	1,155	240
Service	5,334	2,526	14,150	7,208
Total cost of revenues	5,947	2,623	15,305	7,448
Gross profit	10,258	4,413	25,174	11,068
Operating expenses:
Sales and marketing	2,058	1,084	4,806	2,362
Research and development	1,822	1,007	4,697	2,072
General and administrative	1,596	856	3,884	2,971
Amortization of stock-based compensation	—	—	—	21
Amortization of intangible assets	810	200	2,035	431
Total operating expenses	6,286	3,147	15,422	7,857
Operating income	3,972	1,266	9,752	3,330
Other income (expense), net	(185)	104	(123)	68
Income before income taxes	3,787	1,370	9,629	3,398
Income tax expense	—	—	—	—
Net income	$3,787	$1,370	$9,629	$3,398
Basic net income per common share	$0.33	$0.14	$0.86	$0.38
Diluted net income per common share	$0.31	$0.14	$0.81	$0.36
Weighted average common shares outstanding—basic	11,405,022	9,719,083	11,164,770	8,991,067
Weighted average common shares outstanding—diluted	12,138,648	10,074,352	11,891,690	9,403,505
Comprehensive income:
Net income	$3,787	$1,370	$9,629	$3,398
Unrealized loss on marketable securities	—	—	—	(5)
Foreign currency translation adjustment	(21)	6	(13)	21
Comprehensive income	$3,766	$1,376	$9,616	$3,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$9,629	$3,398
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of stock-based compensation	—	21
Depreciation	866	345
Amortization of Intangibles	2,814	431
Provision for doubtful accounts	60	180
Loss on disposal of assets	160	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(2,221)	(1,330)
Prepaids and other current assets	(592)	89
Accounts payable	(2,379)	(74)
Billings in excess of revenues earned on contracts in progress	(53)	—
Deferred revenue	(4,266)	(1,354)
Accrued compensation	(3,663)	266
Accrued expenses and other current liabilities	(1,725)	(330)
Other, net	131	68
Net cash (used in) provided by operating activities	(1,239)	1,710
Cash flows from investing activities:
Purchases of property and equipment	(604)	(206)
Deal costs, Webridge acquisition	—	(186)
Acquisition bTrade, net of cash acquired and deal costs	—	(1,619)
Acquisition of Optum, net of cash acquired and deal costs(a)	(1,065)	—
Acquisition of ChannelWave, net of deal costs(a)	(1,053)	—
Acquisition of Xelus, net of cash acquired and deal costs(a)	794	—
Change in long-term investments, net	(200)	(70)
Net cash used in investing activities	(2,128)	(2,081)
Cash flows from financing activities:
Proceeds from exercise of stock options	251	96
Proceeds from long-term debt	6,291	—
Payments on long-term and short-term debt	(5,419)	—
Payments under capital lease obligations	(3)	(69)
Net cash provided by (used in) financing activities	1,120	27
Effect of foreign exchange rates on cash and cash equivalents	—	1
Net increase (decrease) in cash and cash equivalents	(2,247)	(343)
Cash and cash equivalents at beginning of period	13,382	11,863
Cash and cash equivalents at end of period	$11,135	$11,520
Supplemental disclosures:
Interest paid	$89	$13
Income taxes paid	$100	$—
Common stock issued for acquisition activities	$30,404	$6,897

(a)    Assets and liabilities were recorded as follows in connection with the cash payments (cash acquired) for the ChannelWave, Inc., Optum, Inc., and Xelus, Inc. acquisitions

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Channel Wave, Inc.	Optum, Inc.	Xelus, Inc.
Intangible assets acquired	3,272	13,726	3,036
Goodwill	2,919	23,992	1,830
Other assets aquired	471	6,927	4,803
Total assets acquired	6,662	44,645	9,669
Less: Liabilities acquired	1,404	17,500	10,463
Net assets acquired exclusive of cash	5,258	27,145	(869)
Less:Value of shares issued for acquisition	4,280	26,124	—
Plus: Acquisition costs paid	75	44	75
Total cash paid (acquired)	1,053	1,065	(794)

CLICK COMMERCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Click Commerce, Inc. and its wholly owned subsidiaries (the “Company”) and reflect all adjustments (which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2005 include the results of operations of ChannelWave, Inc. (see note 4) from February 3, 2005 through the end of the period, the results of operations of Optum, Inc. (see note 4) from February 8, 2005 through the end of the period, and the results of Xelus, Inc. (see note 4) from May 28, 2005 through the end of the period. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the Securities and Exchange Commission’s rules and regulations. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K and other documents that have been filed with the Securities and Exchange Commission.

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

Long-term Investments

The Company has invested in a long-term investment fund. Under terms of the investment, the Company has a total commitment of $2.0 million of which $1.1 million has been contributed to date for a pro rata ownership interest of less than 2%.

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

The Company has applied APB No. 25 and related interpretations in accounting for the Employee Stock Option Plan and the Directors’ Stock Option Plan. Accordingly, no compensation expense has been recognized on stock options for which the exercise price equaled the fair value at the date of grant. Had the Company determined compensation expense based on the method required by SFAS No. 123, the Company’s net income and net income per common share for the three and nine months ended September 30, 2005 and 2004 would approximate the pro forma amounts below.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income, as reported	$3,787	$1,370	$9,629	$3,398
Stock-based employee compensation expense included in the determination of net income as reported, net of related tax effects	—		—	21
Total fair value method employee stock-based compensation expense, net of related tax effects	(1,573)	(354)	(4,074)	(885)
Pro forma net income	$2,214	$1,016	$5,555	$2,534
Basic income per share:
As reported	$0.33	$0.14	$0.86	$0.38
Pro forma	$0.19	$0.10	$0.50	$0.28
Diluted income per share:
As reported	$0.31	$0.14	$0.81	$0.36
Pro forma	$0.18	$0.10	$0.47	$0.27

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for the three months and nine months ended September 30, 2005, respectively: expected life of 4 years; expected volatility of between 78% and 91%; risk-free interest rate of 4%, and 0% dividend yield.

Prior to its IPO, the Company granted certain stock options at exercise prices less than their deemed fair value. Such deferred compensation was amortized on a straight-line basis over the vesting period of each individual award, resulting in $21,000 of stock-based compensation expense for the nine months ended September 30, 2004. The deferred compensation was fully amortized at September 30, 2004. The following table contains the amortization expense attributable to each noted expense caption, as applicable on the Condensed Consolidated Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Stock-based employee compensation expense attributable to:
Cost of revenues	—	—	—	13
Sales and marketing	—	—	—	8
Total	$—	$—	$—	$21

In the fourth quarter of 2004, the FASB issued Statement No. 123 (revised 2004), or SFAS No. 123R, “Share-Based Payment,” which replaces Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R eliminates the intrinsic value method of accounting option that was provided in the original Statement No. 123. Under Statement No. 123R, pro forma disclosure will no longer be allowed after a phase-in period. In the first quarter of 2005, the Securities and Exchange Commission (SEC) issued Staff

Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS No. 123R. The Company is currently evaluating the requirements of SFAS 123R, and as such are presently accounting for employee stock option grants in a footnote disclosure, as permitted by SFAS No. 123. The Company’s adoption of SFAS 123R will have an impact on our results of operations effective January 1, 2005 (the mandated date of adoption).

3. NET INCOME PER SHARE

Net income per share was computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thouasnds, except per share amounts)
Basic income per share:
Net income	$3,787	$1,370	$9,629	$3,398
Weighted average common shares outstanding	11,405	9,719	11,164	8,991
Per share amount	$0.33	$0.14	$0.86	$0.38
Diluted income (loss) per share:
Net income	$3,787	$1,370	$9,629	$3,398
Weighted average common shares outstanding	11,405	9,719	11,164	8,991
Add: Effect of dilutive securities—stock options	734	355	728	413
Diluted weighted average shares outstanding	12,139	10,074	11,892	9,404
Per share amount	$0.31	$0.14	$0.81	$0.36

For the three months ended September 30, 2005 and 2004, 68,435 and 351,351 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the nine months ended September 30, 2005 and 2004, 74,882 and 245,237 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

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

On February 2, 2005, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with ChannelWave, Inc. (“ChannelWave”). Pursuant to the Purchase Agreement, the Company acquired certain assets from ChannelWave, including substantially all assets relating to ChannelWave’s Partner Relationship Management System and Service Information System businesses, for consideration comprised of $1.0 million of cash and 225,807 shares valued at $18.954 per share of the Company’s common stock (of which 29,033 shares are being held by the Company in escrow for certain potential additional liabilities of ChannelWave pursuant to the Purchase Agreement). On October 19, 2005, the Company completed a repurchase of 181,024 shares pursuant to Share Repurchase Agreements (the “Share Repurchase Agreements”) with Commerce 5, Inc. (formerly known as ChannelWave, Inc.) and a former executive officer of Commerce 5, Inc., respectively dated October 18, 2005. Pursuant to the terms of the Share Repurchase Agreements, the Company repurchased shares of its common stock for a purchase price of $15.50 per share, or $2,805,872.00 in the aggregate. The remaining 44,783 shares of the Company’s common stock are expected to be registered for resale on a Registration Statement on Form S-3.

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

	ChannelWave	Optum	Xelus
	February 2, 2005	February 7, 2005	May 27, 2005
	(in thousands)
Assets:
Cash and cash equivalents	$—	$817	$844
Trade accounts receivable, net	421	3,769	2,935
Other current assets	—	1,094	1,061
Total current assets	421	5,680	4,840
Property and equipment	50	1,644	807
Intangible assets, including in-process R&D	3,272	13,726	3,036
Goodwill	2,919	23,992	1,830
Other assets	—	421	—
Total assets	$6,662	$45,463	$10,513
Liabilities:
Accounts payable	$—	$1,705	$1,141
Accrued liabilities	75	4,363	678
Accrued compensation	—	3,411	1,132
Deferred revenue	1,329	3,571	5,239
Short-term lease obligation	—	165	—
Short-term debt obligation	—	1,761	2,204
Long-term debt obligation	—	2,524	69
Total liabilities	1,404	17,500	10,463
Stockholders’ equity:
Net assets acquired	$5,258	$27,963	$50

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

	Customer Relationships(1)	Developed Technology(2)	Trade Names(3)	Order Backlog(4)	In process R&D(5)	Total
Xelus(6)	2,684	283	—	69	—	3,036
Optum(6)	9,850	3,573	—	303	—	13,726
ChannelWave(6)	2,758	514	—	—	—	3,272
bTrade	1,195	274	—	143	6	1,618
Webridge	560	910	150	—	—	1,620
Allegis	466	—	—	—	—	466
Gross intangible assets and in-process R&D	17,513	5,554	150	515	6	23,738
Accumulated amortization to date	(2,146)	(953)	(71)	(364)	(6)	(3,540)
Balance at September 30, 2005	$15,367	$4,601	$79	$151	$—	$20,198
Amortization expense
Nine months ended September 30, 2005	1,718	779	37	280		2,814
Nine months ended September 30, 2004	249	119	22	35	6	431
Estimated amortization expense for the 12 months ended:
December 31, 2005	2,345	1,035	50	385		3,815
December 31, 2006	2,536	1,194	50	46		3,826
December 31, 2007	2,536	1,194	16			3,746
December 31, 2008	2,536	910				3,446
December 31, 2009	2,416	844				3,260

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

The following unaudited pro forma financial information for the three and nine months ended September 30, 2005 and 2004 presents the consolidated operations of the Company as if all of the acquisitions had been made on January 1, 2004, after giving effect to certain adjustments for the pro forma acquisition as of the assumed January 1, 2004 acquisition date. Under the provisions of SFAS No. 142, goodwill acquired in transactions completed after September 30, 2001 is not amortized. As all of the Company’s acquisitions occurred subsequent to that date, these pro forma results do not reflect any goodwill amortization expense. The Unaudited pro forma financial information is provided for informational purposes only. It should not be construed to be indicative of the Company’s consolidated results of operations had the acquisitions been consummated on these earlier dates and do not project the Company’s results of operations for any future period:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Revenues	N/A	$18,430	$46,811	$55,869
Net income (loss)		(2,063)	8,231	(5,129)
Basic net income (loss) per share	N/A	$(0.40)	$0.63	$(0.40)
Diluted net income (loss) per share	N/A	N/A	$0.60	N/A

5. RESTRUCTURING

In the second quarter of 2003, the Company implemented a restructuring plan following the acquisition of Allegis. As part of this plan, certain redundant costs were eliminated including rents for excess office space in Chicago and Boston.

As of September 30, 2005, the Company’s restructuring accrual covered remaining lease commitments on excess office space in Boston. Due to the length of this lease agreement, payments against the restructuring accrual will be made through the quarter ending December 31, 2005. The following table contains the significant components of the restructuring charge and current year-to-date activity relating to those components.

	Accrual at December 31, 2004	2005 YTD cash payments	Balance at September 30, 2005
Facilities related costs	$79	$(63)	$16

6. FINANCING ARRANGEMENTS

On March 31, 2005, the Company entered into a $10.0 million revolving line of credit agreement maturing on April 1, 2008. The borrowing under the line of credit carries an interest rate based on the LIBOR average rate with a weighted average interest rate of 5.4% in the quarter ended September 30, 2005. The unused portion is subject to a fee of 0.3%. As of September 30, 2005, the Company had borrowed $6.4 million to pay off the debt and certain liabilities assumed in the Optum and Xelus acquisitions. Of the remaining $3.6 million, up to $2.0 million may be used for the Company’s letters of credit. As of September 30, 2005, the Company has $0.6 million outstanding under various letters of credit. The line of credit contains terms that, among other provisions, require the Company to maintain certain minimum net worth and other financial ratios and specific limits or restrictions on additional indebtedness, liens and continuity of business. Provisions under this line of credit are not considered restrictive to normal operations. The Company was in violation of certain debt provisions at September 30, 2005, but received a wavier from the lending institution.

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

In the fourth quarter of 2004, the Company received a letter from the tax authorities in the Netherlands that proposed tax deficiencies, penalties and interest based on audits of the years 2000, 2001 and 2002 in the amount of €2.3 million, or approximately $2.8 million. The asserted tax deficiencies relate to certain wage tax amounts, including amounts related to vested employee stock options that the tax inspector believes should have been withheld by the Company on behalf of several employees. The Company believes that it has meritorious legal defenses to a significant portion of these alleged deficiencies. The Company recorded an accrual of $650,000 in the fourth quarter of the year ended December 31, 2004 for its assessment of the most probable outcome of this matter. This reserve is recorded in accrued expenses and other current liabilities on the September 30, 2005 and December 31, 2004 condensed consolidated balance sheets.

In addition to the Company’s revolving credit facility, the Company also assumed three short-term notes in connection with its acquisition of Xelus. The table below outlines the payment time frames for these notes. The table also outlines the Company’s lease commitments over the next five years. The Company is obligated as lessee under certain noncancelable operating leases for equipment, cars and office space, and is also obligated to pay insurance, maintenance and other executory costs associated with the leases.

	Operating Leases	Short-term Notes payable	Long-term Debt
2005	1,035	193	—
2006	1,932	877	—
2007	1,378	—	—
2008	1,408	—	6,360
2009	1,043	—	—
Thereafter	616	—	—

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

Effective February 2, 2005, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with ChannelWave, Inc. (“ChannelWave”), pursuant to which the Company acquired certain assets from ChannelWave, including substantially all assets relating to ChannelWave’s Partner Relationship Management System and Service Information System businesses, for consideration comprising $1.0 million of cash and 225,807 shares valued at $18.954 per share of the Company’s common stock (of which 29,033 shares are being held by the Company in escrow for certain potential additional liabilities of ChannelWave pursuant to the Purchase Agreement). On October 19, 2005, the Company

completed a repurchase of 181,024 shares pursuant to Share Repurchase Agreements (the “Share Repurchase Agreements”) with Commerce 5, Inc. (formerly known as ChannelWave, Inc.) and a former executive officer of Commerce 5, Inc., respectively dated October 18, 2005. Pursuant to the terms of the Share Repurchase Agreements, the Company repurchased shares of its common stock for a purchase price of $15.50 per share, or $2,805,872.00 in the aggregate. The remaining 44,783 shares of the Company’s common stock are expected to be registered for resale on a Registration Statement on Form S-3.

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

The Company focused its efforts in 2004 and the first nine months of 2005 on maintaining and improving profitability as well as broadening its product offerings through acquisitions. In 2004 and through the first nine months of 2005, the Company reported increasing net income. Management plans to continue investing in new and improved product offerings and in increasing the exposure of the Company’s products and services through its targeted marketing programs. Management further believes that each investment must be prudently made and justified by the expected return on such investment.

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

The Company’s revenue is principally derived from sales of perpetual licenses or subscriptions to its software, and the related services surrounding those products. The Click Commerce software suite comprises a collaborative portal platform; various applications that provide the basis for controlling workflow, reporting, opportunity management, product information management, sales order management, and after sales service management; supply chain management, warehouse management; network logistics management and parts optimization. The Company also recognizes revenue from services, including business consulting, implementation, maintenance, training and managed hosting services.

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

Results of Operations

The following table sets forth selected unaudited financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	(in 000’s)	% of Revenue	(in 000’s)	% of Revenue	(in 000’s)	% of Revenue	(in 000’s)	% of Revenue
Revenues
Product license	$ 2,107	13.0%	$ 1,221	17.4%	$ 5,911	14.6%	$ 3,081	16.6%
Service
Maintenance and hosting	7,587	46.8%	2,682	38.1%	17,130	42.3%	6,397	34.5%
Consulting and implementation service	4,574	28.2%	2,419	34.4%	11,920	29.4%	7,537	40.7%
Subscription	1,937	12.0%	714	10.1%	5,518	13.6%	1,501	8.1%
Total Service	14,098	87.0%	5,101	82.6%	34,568	85.4%	15,435	83.4%
Total	16,205	100.0%	7,036	100.0%	40,479	100.0%	18,516	100.0%
Cost of Revenues
Product license	613	3.8%	97	1.4%	1,155	2.8%	240	1.3%
Consulting and implementation service	5,334	32.9%	2, 526	35.9%	14,150	35.0%	7,208	38.9%
Total cost of revenues	5,947	36.7%	2,623	37.3%	15,305	37.8%	7,448	40.2%
Gross profit	10,258	63.3%	4,413	62.7%	25,174	62.2%	11,068	59.8%
Operating Expenses:
Sales and marketing	2,058	12.7%	1,084	15.4%	4,806	11.9%	2,362	12.8%
Research and development	1,822	11.2%	1,007	14.3%	4,697	11.6%	2,072	11.2%
General and administrative	1,596	9.8%	856	12.2%	3,884	9.6%	2,971	16.0%
Amortization of stock-based compensation	—	0.0%	—	0.0%	—	0.0%	21	0.1%
Amortization of intangibles assets	810	5.0%	200	2.8%	2,035	5.0%	312	1.7%
Total operating expenses	6,286	38.8%	3,147	44.7%	15,422	38.1%	7,738	41.8%
Operating income	$ 3,972	24.5%	$ 1,266	18.0%	$ 9,752	24.1%	$ 3,330	18.0%

Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004

Revenue

Total revenue increased $9.2 million, or 130%, to $16.2 million for the three months ended September 30, 2005 from $7.0 million for the three months ended September 30, 2004. Product license revenue consists of revenue from separate product-only agreements and from multiple element agreements accounted for under the percentage-of-completion method using hours of input in relation to the estimate of total hours to complete the engagements. Product license revenue increased by $0.9 million, or 73%, to $2.1 million, primarily as a result of sales relating to software license sales resulting from the Optum and Xelus acquisitions. Optum and Xelus’ license sales accounted for 55% of license revenue.

Maintenance and hosting revenues increased by $4.9 million or 183% to $7.6 million for the three months ended September 30, 2005. The increase is primarily attributable to the maintenance and hosting revenue associated with Optum, which made up 61% of the Company’s maintenance and hosting revenue for the three months ended September 30, 2005. Consulting and implementation service revenues are largely comprised of fees related to time and materials projects, other service agreements, training and needs analyses, as well as service elements contained in multiple element agreements accounted for under the percentage-of-completion method using hours of input to estimate percentage complete. Consulting and implementation service revenues increased by $2.2 million, or 89%, to $4.6 million, over the prior year quarter arising from the consulting and implementation service revenues related to the Optum and Xelus acquisitions which accounted for 59% of total consulting and implementation services revenue. Consulting and implementation service revenues increases are generally related to new license transactions or as follow-on service contracts. Service revenues are generated in situations when a customer purchases a license from the Company and uses the Company’s service staff to install and integrate the licensed software. Subscription revenue increased by $1.2 million, or 171%, to $1.9 million. This increase is a result of the ChannelWave and Optum acquisitions. Optum accounted for 55% of total subscription revenue

Cost of Revenue

Total cost of revenue increased by $3.3 million, or 127% to $5.9 million for the three months ended September 30, 2005. The cost of service revenue increased by $2.8 million, or 111%, to $5.3 million. The cost of service revenue increase is a result of an increase in employee compensation directly related to additional headcount added in conjunction with the acquisitions of Xelus, Webridge, bTrade, ChannelWave and Optum. Cost of product revenue increased by $0.5 million, or 532%, to $0.6 million. $0.3 million of this increase was due to the amortization of developed technology. The amortization of developed technology results from the allocation of purchase price to developed technologies in the acquisitions of Xelus, bTrade, Optum and Webridge. Gross profit margins were 63.3% for the three months ended September 30, 2005, compared to 62.7% for the three months ended September 30, 2004. The gross margin percentage remained flat due to the Company’s ability to improve billable utilization rates for the professional service staff which offset a smaller percentage higher margin product and subscription sales. Product and subscription revenue totaled 25% of total revenues for the three months ended September 30, 2005 versus 27.5% for the three months ended September 30, 2004.

Operating Expenses

Sales and Marketing   Sales and marketing expenses increased by approximately $1.0 million, or 90%, to $2.1 million for the three months ended September 30, 2005 from $1.1 million for the three months ended September 30, 2004. The increase in sales and marketing expense was directly attributable to the acquisition of Xelus, and Optum, which increased the Company’s sales force headcount by approximately 250%. In addition, marketing increased its headcount by 100%, this headcount increase also contributed to higher sales and marketing costs.

Research and Development   Research and development expenses increased by approximately $.8 million, or 80%, to $1.8 million for the three months ended September 30, 2005, compared to $1.0 million for the comparable prior year three-month period. This increase was almost entirely attributable to an increase in employee compensation, and third party off shore consultanting costs. The Xelus and Optum acquisitions resulted in an increase in the Company’s research and development expenses by $0.8 million or nearly 50.0% of the total expenses. To date, all software development costs have been expensed as incurred.

General and Administrative   General and administrative expenses increased by approximately $0.7 million, or 86%, to $1.6 million for the three months ended September 30, 2005 from $0.9 million for the three months ended September 30, 2004. The increase is attributable to the costs associated with the Company’s Sarbanes Oxley Act compliance initiative, an increase in executive compensation, and the use of third party consultants for tax and tax related services. The acquisitions had no significant impact on general and administrative expenses as the Company promptly eliminated substantially all such expenses of the acquired companies.

Amortization of Intangible Assets   The increase in amortization of intangibles relates to the intangible assets acquired in the acquisitions of Xelus, ChannelWave and Optum. These intangible assets have useful lives that range from one to seven years and accounted for the $0.6 million increase in amortization expense for the quarter ended September 30, 2005.

Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004

Revenue

Total revenue increased $22.0 million, or 119%, to $40.5 million for the nine months ended September 30, 2005 from $18.5 million for the nine months ended September 30, 2004. Product license revenue consists of revenue from separate product-only agreements and from multiple element agreements accounted for under the percentage-of-completion method using hours of input in relation to the estimate of total hours to complete the engagements. Product license revenue increased by $2.8 million, or 92%, to $5.9 million, as a result of the acquisitions of Xelus, Webridge, bTrade, ChannelWave and Optum. These acquisitions accounted for 80% of license revenue. Maintenance and hosting revenues increased by $10.7 million or 168% to $17.1 million for the nine months ended September 30, 2005. The increase is primarily attributable to the acquisitions of Xelus, bTrade and Optum, which made up 60% of the Company’s maintenance and hosting revenue for the nine months ended September 30, 2005. Consulting and implementation service revenues are largely comprised of fees related to time and materials projects, other service agreements, maintenance, hosting, training and needs analyses, as well as multiple element agreements accounted for under the percentage-of-completion method using hours of input in relation to the estimate of total hours to complete the engagements. Consulting and implementation service revenues increased by $4.4 million, or 58%, to $11.9 million, over the comparable prior year nine month period arising from the Webridge, Xelus, bTrade and Optum consulting and implementation service revenues. Webridge, Xelus, bTrade and Optum made up 73% of consulting and implementation service revenues for the nine months ended September 30, 2005. Consulting and implementation service revenues increases are generally related to new license transactions or as follow-on service contracts. Service revenues are generated in situations when a customer purchases a license from the Company and uses the Company’s service staff to install and integrate the licensed software. Subscription revenue increased by $4.0 million or 268%, to $5.5 million for the nine months ended September 30, 2005 from $1.5 million for the nine months ended September 30, 2004. This increase is a direct result of the bTrade, and Optum acquisitions, which accounted for $3.8 million of the total increase.

Cost of Revenue

Total cost of revenue increased by $7.9 million, or 105% to $15.3 million for the nine months ended September 30, 2005. This cost of revenue increase is a result of an increase in employee compensation directly related to the acquisitions of Xelus, Webridge, bTrade, ChannelWave and Optum. Cost of product revenue increased by $0.9 million, or 381%, to $1.1 million, due to the amortization of developed technology. The amortization of developed technology results from the allocation of purchase price to developed technologies in the acquisitions of Xelus, bTrade, Optum and Webridge. Gross profit margins increased to 62% for the nine months ended September 30, 2005, compared to 60% for the nine months ended September 30, 2004. The gross margin percentage increase is due to an improvement in the utilization rate of professional service staff and the increase in higher margin subscription and license revenue. The increase in the gross margin percentage was partially offset by a decrease in license revenue as a percentage of total revenue. Product revenue represented 15% of total revenues for the nine months ended September 30, 2005 versus 17% for the nine months ended September 30, 2004.

Operating Expenses

Sales and Marketing   Sales and marketing expenses increased by approximately $2.4 million, or 103%, to $4.8 million for the nine months ended September 30, 2005 from $2.4 million for the nine months ended September 30, 2004. The increase in sales and marketing expense was directly attributable to the acquisitions of bTrade, Optum and Xelus, which increased the Company’s sales force headcount by approximately 296%.

Research and Development   Research and development expenses increased by approximately $2.6 million, or 127%, to $4.7 million for the nine months ended September 30, 2005, compared to $2.1 million for the comparable prior year nine-month period. This increase was almost entirely attributable to an increase in employee compensation and third party off-shore consulting costs. The Xelus and Optum acquisitions resulted in an increase in the Company’s research and development expenses by $2.2 million or 47% of the total expenses. To date, all software development costs have been expensed as incurred.

General and Administrative   General and administrative expenses increased by approximately $0.9 million, or 31%, to $3.9 million for the nine months ended September 30, 2005 from $3.0 million for the nine months ended September 30, 2004. The increase is attributable to special projects such as the Sarbanes Oxley compliance initiative, third party tax services and other special projects related to the finance and human resources departments. There was also a 5% increase in employee compensation expense. The acquisitions had no significant impact on general and administrative expenses as the Company promptly eliminated substantially all such expenses of the acquired companies.

Amortization of Intangible Assets   The increase in amortization of intangibles relates to the intangible assets acquired in the acquisitions of Xelus, Webridge, bTrade, ChannelWave and Optum. These intangible assets have useful lives that range from one to seven years and accounted for the $2.0 million increase in amortization expense for the nine months ended September 30, 2005.

Liquidity and Capital Resources

At September 30, 2005, the Company had $11.1 million of cash and cash equivalents. Net cash used by operating activities was $1.2 million for the nine months ended September 30, 2005. Sources of cash from operations include $9.6 million of net income, $0.9 million of depreciation and $2.8 million of amortization of intangible assets, a $0.2 million loss on disposal of assets. Cash sources were offset by uses of cash relating to several operating and asset captions as described below. There was a $4.3 million decrease in deferred revenue that reflects the calendar year renewal cycles of many of its maintenance customers. Accrued compensation resulted in a $3.7 million use of cash due to decreases in compensation accruals, resulting from payouts of severances and bonuses of the acquired companies coupled with the payout of $1.7 million in fiscal year 2004 bonuses to the existing Click employees (employees who were with the Company at December 31, 2005) in February 2005. Another $2.2 million in cash was used as accounts receivables increased from December 31, 2004 (net of $6.4 million of receivables acquired). In addition, there was a cash use of $2.4 million relating to a decrease of accounts payable, net of $2.8 million of accounts payable acquired with the Xelus and Optum mergers.

The Company used $2.1 million in cash for investing activities in the first nine months ended September 30, 2005. Of the $2.1 million, a net $1.3 million was used for the acquisitions of ChannelWave, Optum and Xelus. An additional amount $0.6 million was used to purchase fixed assets relating to the relocation of the Chicago headquarters. The Company also used $0.2 million of cash related to year-to-date funding of its commitments to a long-term investment fund.

Net cash provided by financing activities was $1.1 million. The Company drew $6.3 million against its revolving credit facility with a bank to pay off $5.4 million of debt ($2.9 million of short-term debt and $2.5 million of long-term debt) assumed in the acquisition of Optum and Xelus. The Company also generated a source of cash of $0.3 million from stock options that were exercised in the first three quarters of 2005.

On March 31, 2005, the Company entered into a $10.0 million revolving line of credit agreement maturing on April 1, 2008. The borrowing under the line of credit carries an interest rate based on the LIBOR average rate with a weighted average interest rate of 5.4% for the quarter ended September 30,

2005. The unused portion is subject to a fee of 0.3%. On September 30, 2005, the Company had $6.3 million outstanding under the revolving line of credit comprised of which, $4.5 million was used to pay off debt and certain liabilities assumed in the Optum acquisition and $1.4 million that was used to the purchase of a secured note and settlement of an office lease related to the Xelus acquisition. Of the remaining $3.7 million available under the line of credit, up to $2.0 million may be used for the Company’s letters of credit. The line of credit contains terms that, among other provisions, require maintaining certain minimum net worth and other financial ratios and specific limits or restrictions on additional indebtedness, liens and continuity of business. Provisions under this line of credit are not considered restrictive to normal operations. As of September 30, 2005, the Company had outstanding letters of credit of $0.6 million.

Subsequent to the third quarter, on October 19, 2005, the Company completed the repurchase of shares pursuant to Share Repurchase Agreements (the “Share Repurchase Agreements”) with Commerce 5, Inc. (formerly known as ChannelWave, Inc.) and a former executive officer of Commerce 5, Inc., respectively dated October 18, 2005. The repurchased shares were issued on February 2, 2005, as part of the consideration for the Company’s acquisition of certain business assets from Commerce 5, Inc. Under the acquisition agreement, the Company had agreed to register such shares for sale, but the related registration statement has not yet become effective due to delays in the completion of the 2004 audit of the financial statements of Optum, Inc., which the Company also acquired in February 2005. Pursuant to the terms of the Share Repurchase Agreements, the Company repurchased 181,024 shares of the Company’s common stock for a purchase price of $15.50 per share, or $2,805,872.00 in the aggregate. The Company financed the repurchase of such shares through the use of a portion of its available cash and cash equivalents.

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

Interest Rate Risk

As of September 30, 2005, the Company had cash and cash equivalents of $11.1 million and debt of $7.4 million. Rising interest rates will increase interest income from short-term investments and interest expense on the Company’s debt. Based upon the balance of cash and cash equivalents at September 30, 2005, a change in interest rates of 0.5% would cause a corresponding change in annual interest income of less than $0.1 million. Based on the Company’s long-term debt at September 30, 2005, at change in interest rates of 1.0% would cause a corresponding change in interest expense of less than $0.1 million.

Item 4.                        Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of the end of the third quarter of 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in internal control over financial reporting that occurred during the third quarter of 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION.

Items 1, 2, 3, 4 and 5 are inapplicable and have been omitted from this report.

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
Michael W. Nelson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: November 14, 2005