Form 10-K
period 2005-12-31
CLICK COMMERCE INC
filed 2006-03-31
CIK 1107050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                        to

Commission File Number 0-30881

CLICK COMMERCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4088644
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

233 North Michigan Avenue, 22nd Floor

Chicago, Illinois 60601

(Address of principal executive offices)

(312) 482-9006

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of June 30, 2005 the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $182 million. The aggregate market value was calculated by using the closing price of the common stock as of that date on the NASDAQ National Market. Shares of common stock held by officers, directors, and 5% or more stockholders have been excluded in making the calculation because such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2006, there were 12,618,659 shares of the registrant’s common shares issued and outstanding.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be held on May 18, 2006 are incorporated by reference in Part III of this report.

CLICK COMMERCE, INC.

PART I

This report and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from those indicated in such forward-looking statements. Some of the factors that may cause actual results to differ include, but are not limited to, those discussed in “Risk Factors” contained in Item 1A of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this report and “Quantitative and Qualitative Disclosures About Market Risk” contained in Item 7A of this report.

Item 1.   Business

Overview

Click Commerce, Inc (the “Company”) provides on-demand supply and demand chain management software and consulting, hosting and related services that enable users throughout the world to collaborate, in real time, with business partners across an extended enterprise. Our solutions support the unique business processes of a wide variety of industries, including manufacturing, aerospace, defense, and high-tech. The Company believes its products and services help its customers coordinate and optimize their business processes, lower their costs and improve their customer service.

The Company’s product offerings include its historic demand chain management solutions, supply chain management solutions, service parts planning and optimization solutions, master data management solutions, contract and service management solutions and eResearch and healthcare solutions. While each of these solutions has a unique focus and its own historic customer base, the Company’s target market, large multinational businesses, often require solutions from several of these categories.

Each of our solutions is designed to assist our customers with their key business processes. Our solutions are designed to help our customers:

•  coordinate and optimize business processes by providing visibility into partner activities and the tools for improved management of tasks and processes

•  shorten revenue cycles by standardizing sales and order management processes and facilitating collaborative commerce among trading partners

•  lower costs by reducing manual touchpoints and processing times

•  increase brand loyalty by assisting partners to provide better service

•  comply with regulatory requirements by speeding application preparation, eliminating routine errors and notifying research teams of approaching deadlines

•  enhance collaboration with customers and prospective customers

The Company believes that the quality, depth and scope of its various product offerings create opportunities for integrating and cross-selling its solutions from one product offering to its existing and future customers of other product offerings. For example, through several recent acquisitions, the Company has assembled a suite of products and services that enterprises can use to implement radio frequency identification (RFID)-enabled supply chain solutions. The Company views the RFID market as important because major, industry-leading retail chains, including The Home Depot and Wal-Mart, have announced initiatives that will require their suppliers to become RFID-enabled. While the Company does not supply RFID transmitting or receiving devices, its RFID-enabling software that can process data from such devices and integrate and communicate that data to and among trading partners. The key enablement software, the Company’s data synchronization and secure communications product, is part of its master data management solutions product offering.

Historically, the Company realized most of its revenues from licensing of our software and related implementation and maintenance services. The Company’s software was usually installed on customer-owned hardware at a customer’s facility and was operated and maintained by the customer’s personnel. This software license model generally resulted in lengthy sales cycles, significant integration and implementation challenges and expenses and relatively large, but one-time, revenue recognition events for the Company.

Today, while still selling some product under the license model, the Company offers all of its products on a “Software as a Service” (“SaaS”) or a hosted, application service provider (“ASP”) basis. Under this SaaS model, the Company’s software is installed, operates and is maintained on Company-owned servers, which are monitored and maintained by Company personnel. While our software is still configured and integrated to our customers’ needs, implementation and integration challenges are substantially reduced. Under this approach, a customer’s monthly subscription and hosting fee is substantially less than the typical one-time license fee, but, over the life of the subscription generally produces equivalent or greater revenue to the Company. The lower up-front costs and integration hurdles tend to reduce customer approval requirements and shorten sales cycles.

More than 1,500 customers in manufacturing, aerospace and defense, high technology, retail, financial services, healthcare and higher education fields utilize the Company’s solutions. For example, the Mobile Devices unit of Motorola uses the Company’s Demand Chain solution to manage its global partner network. Lockheed Martin utilizes the Company’s Service Parts Planning and Optimization Solution to support its Performance Based Logistics contracts with the U.S. Department of Defense. In addition, many top medical research institutions in North America use the Company’s compliance automation software including Johns Hopkins University, Washington University and the University of Michigan.

The Company was incorporated in Delaware in August of 1996. Our executive offices are located in Chicago, Illinois. Our common stock is listed on the NASDAQ National Market under the symbol “CKCM.” As used herein, Click Commerce (the “Company”) includes Click Commerce, Inc. and its wholly-owned subsidiaries.

The Company’s internet address is: www.clickcommerce.com. Information on our website is not incorporated by reference into this report. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and Section 16 reports as soon as reasonably practicable after such documents are electronically filed with the Securities and Exchange Commission. The internet website and the information contained therein or incorporated therein are not intended to be incorporated into this annual report on Form 10-K.

Demand Chain Management Solutions

The historic Click Commerce Demand Chain Management solution offers an integrated demand chain management and e-commerce solution. It includes over 35 software components that automate communication and business processes across distribution channels. The Company’s software is customized for each of its customers, and each of its customers can allow each of its users to further customize it—establishing, for example, the individual user’s language, time zone and currency preferences. Supported demand chain business processes include:

•  Partner recruitment and profiling

•  Lead management and distribution

•  Price and quotation management

•  Integrated quote-to-order and lead-to-order

•  Monitoring and tracking of warranty claims and returns

•  Training and certification

•  Channel forecasting

•  Point-of-sale analysis

•  Marketing funds management

With the Click Commerce Demand Chain Management solution, we believe that our customers can gain a better understanding of who their partners are, what they sell, where they sell and to whom they sell. Using this information, we believe that our customers can more easily identify gaps in their partner coverage and then target, qualify and recruit the new partners they need to fill these gaps and build their businesses.

Supply Chain Management Solutions

Click Commerce’s Supply Chain Management solutions, which were acquired in February 2005, provide supply chain execution and warehouse management solutions for multi-tiered supply chains and include an RFID-ready demand fulfillment solution. These solutions enable supply network communications, coordinate business processes and services, and optimize supply chain functions. With this technology, Click Commerce’s clients can receive orders and other information from their customers who have implemented RFID initiatives and can run their warehouse and fulfillment operations using the same RFID information that their customers use in their retail operations. The Company’s solutions are designed to function independently of one another, or in tandem for tailored enterprise network environments. Supported supply chain business processes include:

•  Supplier Enablement

•  Fulfillment Coordination

•  Service Logistics

•  Shipment Execution

•  Warehouse Management

Each solution includes Click Commerce’s rapid integration platform, best business practice methods, and a supply chain intelligence dashboard.

Service Parts Planning and Optimization Solutions

The Click Commerce Service Parts Planning and Optimization solutions, which were acquired in May 2005, are designed to improve the performance of our customers’ service and repair activities and their investments in spare parts inventories. These solutions are particularly important for companies in the aerospace, defense, automotive and high technology industries, where maintaining and repairing complex equipment is critical. These products are designed to help optimize the procurement and distribution of spare parts inventories, the deployment of parts to optimal stocking locations, and the flow and disposition of inventory through the repair loop and back into usable stock. The Company’s Service Parts Planning and Optimization solution applications have a broad view of the service network and provide world-class planning capabilities coupled with an integrated tool for bridging the information gaps between partners. Embedded algorithms identify and address issues related to a company’s service parts supply chain and help companies determine disposition and routing at each step: return, receipt, repair, and restock. Supported service supply chain business processes include:

•  Parts Planning Optimization

•  Product Acquisition

•  Reverse Logistics

•  Inspection and Testing

•  Reconditioning and Repair

•  Distribution and Sales

Master Data Management Solutions

The Click Commerce Master Data Management (MDM) solutions, acquired in November 2005, consolidate and manage widely distributed master product data within an enterprise. These solutions provide a single, consolidated version of this information that improves the accuracy of dependent systems and reduces errors that arise from data duplication and inaccuracy. This product is intended to address problems caused by a company maintaining its master data in raw or “native” form in multiple, disconnected Enterprise Resource Planning applications (ERP) and other systems and lacking detailed descriptions, product attributes and classification structures that permit corporate-wide analysis and visibility into cost and performance. The Company’s customers’ use its MDM solutions to deliver core services and infrastructure to turn raw master data into more readily available product information that can be acted upon to cut costs, deliver products faster and boost competitiveness. Supported MDM business processes include:

•  Cleansing and Normalizing Existing Data

•  Organizing and Mapping Data to Internal Structures

•  Integration to MDM/ERP Legacy Systems

•  Master Data Maintenance

The MDM solution does not replace enterprise applications or the data contained therein. Rather, the solution enhances the existing ERP system, helping reduce customer costs by integrating its solution with tools and processes already deployed throughout an organization. The Company’s data synchronization and secure communications solutions, acquired in 2004, complement the Company’s MDM capabilities by allowing companies to communicate their normalized master data with their trading partner community via the Internet. Data synchronization is an industry-wide retail initiative that requires manufacturers and suppliers to “sync” product information with their retailer customers.

Contract and Service Management Solutions

The Click Commerce Contract and Service Management products, acquired, in February 2006, are on-demand e-commerce solutions for service businesses. They enable the Company’s customers to manage their complete services and contractor management life cycle. Customers use these solutions to find, evaluate, purchase, manage and pay for a wide variety of outsourcing, professional and other services. The solutions handle multiple types of services contracts and payment structures such as time and materials, retained relationships, milestones, blanket orders, service level based payments and volume based contracts. Using these solutions, our customers realize the following benefits:

•  Compliance with key policies, laws and controls for corporate reporting, including Sarbanes-Oxley, and labor and staffing

•  Visibility into spend volumes, supplier performance, and efficiency

eResearch and Healthcare Solutions

The Click Commerce eResearch and Healthcare solutions help healthcare and higher education institutions improve response time and accuracy of approval processes by connecting research departments through administrative Extranets. The Company’s software automates labor-intensive review and approval processes into more easily navigated, flexible sequences of workflows. Supported eResearch and Healthcare business processes include:

•  Grant and Contract Management

•  Institutional Review Board Review

•  Institutional Animal Care and Use Committee Review

•  Clinical Trials Discovery

•  Incident Reporting

•  Conflict of Interest Reporting

Industry Background

Traditional phone, fax and paper-based communications systems are labor intensive, inefficient and prone to error. Companies historically dedicated significant resources and time to the manual entry of information from faxed or phoned-in purchase orders and the manual processing of paper checks, invoices and shipping notices. While spreadsheets and e-mail are also used to manage their partner relationships, even these electronic systems can be difficult to integrate and inefficient. The large volume of paper generated by these systems and the mass of information to be sorted and processed frequently produce hidden costs such as errors and delays in information delivery. Timely changes can be difficult to implement in manually intensive processes and the cost related to such changes can be significant. For example, a paper-based catalog cannot be quickly or inexpensively updated to inform customers of changes in product offerings, availability or pricing. In addition, a manufacturer and the members of its distribution network often have limited capability to track orders, inventory, warranties and other information or to compile useful databases using paper-based or semi-automated processes. These forms of communicationdo not permit , manufacturers and their business partners to exchange information on a real-time basis, preventing easy access to key information needed to transact business with the manufacturer or its channel partners. Manufacturers may also suffer from differences in language and time zone, which are barriers that traditional methods cannot easily overcome.

Increasing market and supply chain complexity motivates companies to improve operations and communications with their supplier community. The continued growth of outsourced manufacturing, increased focus on low-cost international materials procurement, and heavy market reliance on vendor or supplier managed inventory programs to control costs require a solid infrastructure for coordinating the extended supply network. Traditional enterprise systems tend not to provide the visibility and control required to efficiently manage and synchronize extended business processes, resulting in excess operating costs and poor customer service. The ability to view complete and accurate orders, integrate data, and manage inventory and activities for effective fulfillment execution is necessary to effectively respond to challenging customer requirements and achieve competitive advantage.

Growth Strategy

Our objective is to offer comprehensive business-to-business automation solutions that optimize the internal and external business processes of large, global companies, including their channel partners and their supplier community. Key elements of our strategy to achieve this objective include:

Delivering Industry-Specific Solutions.   We believe that, based on the breadth of the applications that we offer, we have a comprehensive business-to-business software, integration and hosting solutions currently available for large, global companies. By packaging and marketing these solutions along with maintaining a highly referenceable client base, we believe that we address the existing market needs of high technology, industrial and consumer product manufacturing, retail, higher education and health care, financial services.

Targeting Large, Global Enterprises.   By focusing on the complex requirements of these companies, we believe our solutions give our customers certain competitive advantages, such as improved efficiency, financial performance, customer service and brand loyalty, by effectively managing their complex external distribution and procurement networks and internal resource allocation functions. We specifically target divisions of these large companies. There are often opportunities to sell to other products to the same division or similar products to other divisions within the organization, providing leverage in our sales model. We intend to continue to primarily target large, multi-national corporations.

Providing Value-Added Services to Our Customers.   We plan to grow our complementary service offerings to deliver additional value to our customers. Through our client implementations, we have developed expertise and best practices in managing partner relationships and in launching solutions, driving adoption, hosting, administering and optimizing our software and the network environment. These new service initiatives are expected to attract both new and existing customers, strengthening our business case for sales to new customers and additional sales to current customers.

Acquiring Complementary Businesses.   The Company continues to evaluate strategic opportunities to acquire completmentary businesses that will increase the breadth and depth of our compliance automation and RFID-enabling product offerings. We look for combinations that can enlarge our customer base, provide additional revenue streams and leverage our existing corporate and technical infrastructure.

Technology

We deliver our applications through integrated, high-performance technologies designed for maximum compatibility with our customers’ existing systems and computing environments. Our underlying platform is based on the latest open standards platform, and provides the tools necessary to derive maximum return on investment for our customers:

•  Click Commerce packaged applications help manage critical trading partner interactions

•  Our platform supports real-time configuration and distributed administration for greater business flexibility

•  Through easy-to-use web interfaces, business users can modify workflows and detailed feature configuration to align the system to business needs

•  Our platform takes advantage of the latest open standards to facilitate integration with customer relationship management tools, enterprise resource planning systems, portals and custom enterprise systems

•  Implementation tools cover customization, deployment, management, and upgrades. These tools are part of an integrated environment providing access across the system

•  Our software has configurable security, which operates throughout the levels of a system, from encryption of network traffic to business-oriented authorization policies

•  Our platform is multi-lingual for international deployments, and its open standards platform provides high-performance, cost-effective, reliable and scalable operations

Customers

We have established a strong, referenceable portfolio of Global 2000 clients. Our clients typically have complex products and multi-level, hierarchical relationships with a broad range of channel partners.

The following is a partial list of the companies that have licensed our software and that we believe are representative of our overall customer base. By identifying these customers we are not implying that these customers are actively endorsing or promoting our solutions.

High-Tech and Electronics	Manufacturing and Distribution	Financial Services	Commercial Aviation, Aerospace & Defense
Motorola	Delphi	Bank of America	American Airlines
Microsoft	Hyundai	JP Morgan Chase	Delta Airlines
Dell	Jabil Global Services	ABN Amro	Lockheed Martin
SAP	Abbott Labs	Capital One	Alaska Airlines
Oracle	Kawasaki	American Express	GE Aircraft Engines
Intel	Lincoln Electric	Citibank	Aviall
Nortel	Goodrich	Union Bank of California	Air France Industries
Lucent	Honeywell	Charles Schwab	National Defense of Canada
Hitachi	BP	Countrywide Financial
Solectron
Subaru
Tyco

During the year ended December 31, 2005, Lucent Technologies Inc. accounted for 13% of the Company’s total revenue. During the years ended December 31, 2004 and 2003, Microsoft Corporation accounted for approximately 11% and 19%, respectively, of the Company’s total revenue.

Research and Development

We have made and will continue to make investments in research and development through internal development, licensed technology and acquisitions. In fiscal 2005, 2004 and 2003, we spent approximately $7.0 million, $2.9 million, and $2.4 million, respectively, on research and development. Our research and development staff is responsible for enhancing our existing products and services and expanding our product line and services offerings. Our current product development activities focus on product enhancements to increase the robustness, functionality and ease of integration of our configurable applications and the integration of external services and partner technology.

Sales and Marketing

The Company markets applications and services through its direct sales force. The Company’s sales force is assisted throughout the sales process by a team of Click Commerce business consultants and project managers. This team oversees the project from start to finish and is responsible for installing the collaborative commerce or compliance solutions. To complement our direct sales efforts, we also use methods such as telemarketing, direct mail campaigns, website marketing and speaking engagements to build market awareness. Substantially all of our clients have historically provided strong references to our sales prospects.

We focus our marketing efforts on educating our target market, generating new sales opportunities and creating awareness of our solutions and integration services through Internet and telemarketing efforts. We have engaged in marketing activities such as industry conferences and trade shows, industry analyst programs and advisory councils. Our marketing professionals also produce marketing materials that include data sheets, brochures and white papers, to support sales to prospective customers.

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

Despite our best efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our solutions or technology that we consider proprietary and third parties may attempt to develop similar technology independently. Policing unauthorized use of our solutions is difficult. While we are unable to determine the extent to which piracy of our software exists, we expect software piracy to be a persistent problem. In addition, effective protection of proprietary rights may be unavailable or limited in certain countries. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Overall, the protection of our proprietary rights may not be adequate, and our competitors may independently develop similar technology.

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

Competition

The market for our products is intensely competitive, subject to rapid technological change and is significantly affected by new product introductions and other market activities of industry participants. There are relatively few barriers to entry in the Internet-based software market, and we expect competition to persist and intensify in the future. We currently have four primary sources of competition: in-house development teams of our potential clients; large software and enterprise resource planning vendors; infrastructure and platform providers; and independent software vendors. In the past, when competing for customers, we have directly competed with providers of alternative products and services, including those identified in the table below.

Solution Focus	Competitors
Demand Chain Management	Comergent, IBM, SAP, Oracle
Supply Chain Management	Manhattan Associates, Red Prairie, High Jump, OneNetwork, I2, Manugistics
Service Supply Chain Management	Servigistics, MCA Solutions, Baxter Planning
Master Data Management (including Data Synchronization and Secure Communications)	GXS, Sterling Commerce, Lansa, ISS, Cyclone Commerce, Inovis, Seeburger, IBM, SAP
eResearch and Healthcare	InfoEd, iMedRIS, API Software
Contract and Service Management	IQ Navigator, Fieldglass, ICG Commerce

The number and nature of competitors and the competition that we will experience are likely to change substantially in the future.

We believe that the principal competitive factors affecting our market include speed of implementation, price, knowledge of the industry and its related distribution channels, core technology, an ability to integrate and interoperate with existing technology and the financial capacity of the respective vendors. Although we believe that our products and integration services currently compete favorably with respect to most of these factors, our market is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly broader product lines and/or greater financial, marketing, service, support, technical and other resources.

Some of our competitors have longer operating histories in related markets, greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers in related markets. Moreover, a number of our competitors, particularly major business software companies (including those known for their enterprise resource management, database, customer relationship or other software) have well-established relationships with our current and potential customers, as well as with independent systems consultants and other vendors and service providers that may influence certain customer’s product selection processes. In addition, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products, than we can.

In addition, some of our customers are software companies that use certain of our software products, particularly our master data management solutions, as components or modules of their larger and more comprehensive enterprise resource management software systems or bundle our software products with their products to complete the range of functionality required by their customers. These software companies may design and develop their own software solutions to replace our software products or could acquire alternative solutions from third parties. If our customers develop or acquire alternative software solutions, we could lose sales or be forced to lower our prices to maintain these customer relationships.

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

Employees

As of December 31, 2005, our full-time headcount was 262. Our employees are not represented by a labor union, and we consider our relations with our employees to be good. In order to provide benefits to our employees in a cost-effective manner, we have a client services agreement with Administaff Companies, Inc. (“Administaff”) under which Administaff provides us with certain personnel management services, such as payroll, medical and dental insurance and the administration of our 401(k) plan. Under the agreement, Administaff and the Company are intended to be co-employers of all of our employees. Co-employment is necessary for Administaff to administer payroll and sponsor and maintain benefit plans.

Item 1A.   Risk Factors

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

To date, substantially all of our revenues have been attributable to sales of licenses and related services, consisting of hosting, site administration, implementation, integration with a customer’s existing back-office computer systems and maintenance and support of our software products. We currently expect our suite of applications and related services to account for a substantial portion of our future revenues. Accordingly, factors adversely affecting the pricing of or demand for our suite of applications, such as competition or technological change, could have a material adverse effect on our business, financial condition, and operating results. Our future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of our suite of applications and of new products and services that we develop or acquire. We can provide no assurance that we will be successful in upgrading and continuing to market our suite of applications or that we will successfully develop or acquire new products and services or that any new products and services will achieve market acceptance.

Our business is subject to quarterly fluctuations in operating results, which may negatively impact the price of our common stock.

While our growing base of recurring maintenance, hosting and subscription revenues provides revenues which are more predictable than sales of software licenses and related implementation services, we still have significant revenues that are not recurring or accurately predictable in succeeding quarters. Our quarterly operating results have varied significantly in the past, and we expect that they will continue to vary significantly from quarter to quarter in the future due to variations in sales of software licenses and related implementation services and the additional results of operations from acquired businesses. We have difficulty predicting the volume and timing of contracts, and short delays in closing contracts or in implementation of products can cause our operating results to fall substantially short of anticipated levels for any particular quarter. This is, in part, due to the fact that our products tend to have long sales cycles, which makes it difficult to predict the periods in which we will recognize revenue and may cause operating results to vary significantly. As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful and are not a reliable predictor of our future performance. We may not be successful in generating and sustaining recurring revenue streams to offset the above effects.

In addition, we regularly incur expenses to develop products and service offerings ancillary to our existing line of products and services. These expenses are variable and may affect our earnings and may result in losses in particular quarterly or annual periods.

Finally, the Company may incur costs related to the investigation of acquisitions

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

Our products and services require a sophisticated sales effort targeted at several people within our prospective clients’ organizations. We believe that our success is dependent upon developing more economical sales efforts which may include establishing strategic relationships with third parties. We cannot be sure that we will be successful in achieving these economies in our direct or indirect sales or in establishing these desired relationships or that these third parties will devote adequate resources or have the technical and other sales capabilities to sell our products. The failure to achieve expected sales could adversely affect the market price of our common stock.

We face competition and may face future competition.

The market for software products and services that enable business-to-business e-commerce is intensely competitive, rapidly changing. There are relatively few barriers to entry in many of the markets in which we operate. We expect competition to persist and intensify, which could result in our losing market share or lowering our prices.

In addition, some of our customers are software companies that use certain of our software products, particularly our master data management solutions, as components or modules of their larger and more comprehensive enterprise resource management software systems or bundle our software products with their products to complete the range of functionality required by their customers. These software companies may design and develop their own software solutions to replace our software products or could acquire alternative solutions from third parties. If our customers develop or acquire alternative software solutions, we could lose sales or be forced to lower our prices to maintain these customer relationships.

Some of our competitors have advantages over us.

Some of our existing competitors, as well as potential future competitors, are multi-billion dollar, international, software providers with longer operating histories in markets related to ours, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than our Company. These advantages may allow them to respond more quickly and effectively to new or emerging technologies and changes in customer requirements. It may also allow them to engage in more extensive research and development, undertake farther-reaching marketing campaigns, adopt more aggressive pricing policies, implement their products and services more rapidly, and make more attractive offers to potential employees and other business associates. One or more of these companies could adopt a different business strategy for achieving profitability, which could allow them to charge fees that are lower than ours, in order to attract clients. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our current and prospective clients.

Our chief executive officer is critical to our business.

Our future success depends to some extent upon the continued service of our chief executive officer. The services of Michael W. Ferro, Jr., our founder, chairman of the board of directors and chief executive officer would be difficult to replace.

If we fail to protect our intellectual property rights or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights or be liable for significant damages.

Our success depends significantly upon our proprietary technology. We have a small number of patents, and limited plans to initiate applications for any new patents. Unauthorized parties could copy aspects of our products or services or obtain and use information that we regard as proprietary. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology or duplicate our products or our other intellectual property rights. Our failure to protect our proprietary rights adequately, or our competitors’ successful duplication of our technology, could negatively affect our operating results and cause the price of our common stock to decline.

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

There has been frequent litigation in the computer industry regarding intellectual property rights. Third parties may make claims of infringement by us with respect to current or future products, trademarks or other proprietary rights. These claims could be time-consuming, result in costly litigation, divert management’s attention, cause product release or service delays, require us to redesign our products or services or require us to enter into costly royalty or licensing agreements. Any of these events could have a material and adverse effect on our financial condition and results of operations.

If we become subject to product liability litigation, it could be costly and time consuming to defend.

Since our products are used for company-wide, integral computer applications with significant potential impact on our customers’ sales of their products, any errors, defects or other performance problems with our products could result in financial or other loss for our customers. Although we have contractual limits to our liability, product liability litigation would be time consuming and costly to defend, even if we are successful.

We have disclosed pro forma financial information.

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also have disclosed and discussed certain pro forma financial information in certain previous earnings releases and related investor conference calls. This pro forma financial information excluded certain non-cash charges, consisting primarily of amortization of stock-based compensation, restructuring charges, accretion related to preferred stock, amortization of intangible assets and certain income tax expense or benefit. Disclosure of pro forma results of operations was also required in relation to our acquisitions to present certain results as if these acquisitions had occurred at the beginning of the related reporting periods presented. Although we believe the disclosure of pro forma information may have helped investors more meaningfully evaluate the results of our ongoing operations and although we provided a reconciliation of the pro forma information to our GAAP financial statements, we urge investors to carefully review the GAAP financial information included as part of our quarterly reports on Form 10-Q, annual reports on Form 10-K and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results previously disclosed in the related earnings releases and investor calls.

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

The growth in Internet traffic has occasionally caused periods of decreased performance. If Internet usage continues to grow rapidly, its infrastructure may not be able to support these demands and its performance and reliability may decline. Decreased performance at some unprotected Internet sites has also been attributed to illegal attacks by third parties. If outages or delays on the Internet occur more frequently or businesses are not able to protect themselves adequately from such illegal attacks, business-to-business e-commerce could grow more slowly or decline, which might reduce demand for our software products and services. The ability of our products to satisfy our customers’ needs is ultimately limited by, and depends upon, the speed and reliability of the Internet. Consequently, the emergence and growth of the market for our software products and services depends upon improvements being made to the entire Internet to improve security and alleviate overloading and congestion. If these improvements are not made, the ability of our customers to benefit from our products and services will be hindered, and our business, operating results and financial condition could suffer.

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

Item 1B.     Unresolved Staff Comments

None

Item 2.        Properties

Our corporate headquarters is located in leased office space in Chicago, Illinois. This lease expires in 2010. We also have leased offices in San Francisco, California, Portland, Oregon, Denver, Colorado, Costa Mesa, California, White Plains, New York, Fremont, California, Fairport, New York, Houston, Texas, Toronto, Canada, Munich, Germany and London, England.

Item 3.        Legal Proceedings

The Company is not party to any pending legal proceedings that we believe would, if adversely determined, individually or in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.        Submission of Matters to a Vote of the Securities Holders

There were no matters submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.                        Market for Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchase of Equity Securities

Market Information

Our common stock trades on the NASDAQ National Market under the symbol “CKCM.” On March 29, 2006, the last reported closing price per common share was $24.05.

The following table sets forth the high and low bid prices per share of the common stock for the years ended December 31, 2005 and 2004, as reported on the NASDAQ National Market:

	High	Low
2005
First Quarter	$21.86	$10.70
Second Quarter	$25.46	$8.51
Third Quarter	$29.20	$17.01
Fourth Quarter	$28.00	$13.52
2004
First Quarter	$8.89	$4.63
Second Quarter	$8.30	$4.57
Third Quarter	$6.20	$4.27
Fourth Quarter	$18.00	$4.65

Holders of Record

As of March 24, 2006, there were 248 holders of record of our common stock. The number of holders of record is not representative of the number of beneficial holders because many shares are held by depositories, brokers or other nominees.

Dividends

On May 1, 2003, we announced that our Board of Directors had declared a special cash dividend in the amount of $2.50 per share of our common stock (“Special Dividend”). The Special Dividend was paid on June 4, 2003 to stockholders of record on May 20, 2003. On May 20, 2003, we had 8,136,643 shares of common stock outstanding, which resulted in a total Special Dividend payment of approximately $20,342,000. Prior to the declaration and payment of the Special Dividend, we had never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying further cash dividends in the foreseeable future.

Purchase of Equity Securities by the Issuer

On October 18, 2005, the Company repurchased 181,024 shares of its common stock for a purchase price of $15.50 per share, or $2,805,872 in the aggregate, from Commerce 5, Inc. (formerly known as ChannelWave, Inc.) and a former executive officer of Commerce 5.

Item 6.                        Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003, and the consolidated balance sheet data as of December 31, 2005 and 2004, are derived from our consolidated financial statements, included in Item 8 of this report.

The consolidated statement of operations data for the year ended December 31, 2005 and the consolidated balance sheet data as of December 31, 2005 are derived from our consolidated financial statements that have been audited by BDO Seidman, LLP, an independent registered public accounting firm. The consolidated statements of operations data for the years ended December 31, 2004, 2003, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2004, 2003, 2002 and 2001 are derived from our consolidated financial statements that have been audited by KPMG LLP, an independent registered public accounting firm. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. All shares and per share amounts in the selected financial data below have been retroactively restated to give effect to the 1-for-5 reverse stock split of the Company’s common stock, effectuated on September 4, 2002.

	Year ended December 31
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$58,710	$25,729	$18,189	$18,276	$43,855
Cost of revenue(a)	21,594	9,538	9,298	10,107	13,383
Gross profit	37,116	16,191	8,891	8,169	30,472
Operating expenses:
Sales and marketing(a)	7,288	3,464	3,409	9,237	23,286
Research and development(a)	7,026	2,913	2,411	4,230	9,656
General and administrative(a)	5,807	4,524	4,520	4,613	8,528
Amortization of intangible assets	2,783	477	107	—	—
Amortization of stock-based compensation	—	21	58	236	2,124
Restructuring and other charges (recoveries)	—	(121)	2,378	1,214	1,827
Total operating expenses	22,904	11,278	12,883	19,530	45,421
Operating income (loss)	14,212	4,913	(3,992)	(11,361)	(14,949)
Other income(expense), net	(89)	264	341	1,031	1,641
Income tax expense (benefit)	(5,399)	—	—	—	3,492
Net income (loss)	19,522	5,177	(3,651)	(10,330)	$(16,800)
Basic net income (loss) per common share	$1.73	$0.56	$(0.45)	$(1.28)	$(2.15)
Diluted net income (loss) per common share	$1.63	$0.54	$(0.45)	$(1.28)	$(2.15)
Weighted average common shares outstanding—basic	11,274,545	9,163,702	8,163,223	8,064,044	7,811,945
Weighted average common shares outstanding—diluted	12,006,978	9,621,123	8,163,223	8,064,044	7,811,945

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$17,498	$13,382	$11,863	$34,013	$40,677
Working capital	15,961	11,734	9,245	32,131	40,510
Total assets	127,659	32,737	19,194	42,282	54,694
Long-term debt	6,464	—	—	—	—
Capital lease obligations, less current portion	—	—	—	47	727
Total shareholders’ equity	91,116	23,154	11,049	34,521	44,438

(a)           Excludes amortization of stock-based compensation presented in a separate caption, as described in the Company’s consolidated financial statements.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with “Selected Financial Data” and the consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks, uncertainties and assumptions. These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate” and other similar words and expressions. The statements are subject to risks and uncertainties and actual results may differ materially from those indicated by these forward-looking statements as a result of various factors, including but not limited to the ability of the Company to integrate acquisitions or investments in other companies, the extent of customer acceptance and utilization of channel management products and services, the impact of competitive products and services, the volume and timing of customer contracts, changes in technology, deployment delays or errors associated with Click Commerce’s products and the ability to protect Click Commerce’s intellectual property rights. For a discussion of these and other risk factors that could affect Click Commerce’s business, see “Risk Factors” and “Quantitative and Quantitative Disclosures About Market Risk” set forth elsewhere in this report.

Overview

Click Commerce provides software designed to help companies streamline their trading partner interactions and automate compliance-related activities. Using our software, companies can optimize business processes, improve financial performance, lower costs for partners and customers, increase brand loyalty, improve customer service, and reduce risk. The Click Commerce collaborative commerce and supply chain solutions enable companies to streamline their trading partner interactions to drive business value and competitive advantage. The Company’s compliance automation solutions enable institutions to automate their regulatory compliance processes and manage research project approvals. The Company incorporated on August 20, 1996.

Effective March 24, 2003, the Company completed its acquisition of all of the capital stock of Allegis Corporation (“Allegis”), a privately-held California corporation engaged in licensing partner relationship management software and providing professional implementation services, hosting, and maintenance services related to its software. Results of Allegis’ operations have been included in the Company’s consolidated financial statements since March 24, 2003. Under the terms and conditions of the Agreement and Plan of Merger, Allegis became a wholly-owned subsidiary of the Company, and the holders of Allegis’ preferred stock received cash consideration in an aggregate amount of approximately $10,200. The Company funded the acquisition using available cash on hand. The product line acquired in this transaction is considered to be the Company’s partner relationship manager product line and is considered to be a part of the Company’s legacy product lines for 2005 reporting purposes.

Effective April 21, 2004, the Company completed its acquisition of substantially all the operating assets of Webridge, Inc. (“Webridge”), a privately-held Delaware corporation based in Beaverton, Oregon. Pursuant to the Asset Purchase Agreement, dated as of March 17, 2004 and amended March 30, 2004, the Company acquired the operating assets of Webridge, Inc., based on a valuation of Webridge as a going-concern, for consideration consisting of 615,303 shares of the Company’s common stock, valued at $5.766 per share, including shares issued for working capital adjustments. The Company incurred $0.2 million of transaction costs. The product line acquired in this transaction is considered to be the Company’s research and health care product line which is one of the Company’s legacy product lines for 2005 reporting purposes.

Effective July 1, 2004, the Company acquired all of the capital stock of bTrade, Inc. (“bTrade”), a privately-held Texas corporation based in Irving, Texas. Pursuant to an Agreement and Plan of Merger, dated as of June 17, 2004, bTrade became a wholly-owned subsidiary of the Company. The Company acquired bTrade, based on a valuation of bTrade as a going-concern, for consideration consisting of 666,425 shares (net of a 2,942 share adjustment in 2005 for working capital settlements) of the Company’s common stock, valued at $4.795 per share, $0.2 million of cash, and the assumption of and repayment of approximately $1.3 million of existing bTrade indebtedness. The Company incurred $0.2 million of transaction costs. The product line acquired in this transaction is considered to be the Company’s date synchronization and secure communications product line, which is one of the Company’s legacy product lines for 2005 reporting purposes.

Effective February 2, 2005, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with ChannelWave, Inc. (“ChannelWave”). Pursuant to the Purchase Agreement, the Company acquired certain assets from ChannelWave, including substantially all assets relating to ChannelWave’s Partner Relationship Management System and Service Information System businesses, for consideration comprised of $1.0 million in cash and 225,807 shares of the Company’s common stock valued at $18.954 per share of the (of which 29,033 shares are being held by the Company in escrow for certain potential additional liabilities of ChannelWave pursuant to the Purchase Agreement). The Company incurred $0.1 million of transaction costs. ChannelWave offers demand chain solutions which are considered part of the Company’s legacy demand chain management solution product line. On October 19, 2005, the Company completed a repurchase of 181,024 shares pursuant to Share Repurchase Agreements (the “Share Repurchase Agreements”) with Commerce 5, Inc. (formerly known as ChannelWave, Inc.) and a former executive officer of Commerce 5, Inc., respectively, dated October 18, 2005. The Company repurchased these shares for a purchase price of $15.50 per share, or $2,805,872 in the aggregate.

Effective February 7, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Optum, Inc. (“Optum”), and its stockholders, pursuant to which the Company acquired Optum. In consideration for the merger, the Company paid $325,467 in cash, issued 1,405,780 shares of the Company’s common stock valued at $18.583 per share to the stockholders of Optum (of which $65,093 in cash and 281,156 shares are being held by an escrow agent for certain potential additional liabilities of Optum pursuant to the Merger Agreement), and assumed approximately $4.3 million of Optum indebtedness. The Company incurred $0.1 million of transaction costs. The product line acquired in this transaction is the Company’s supply chain management product line which is part of the Company’s acquired product lines for 2005 reporting purposes.

Effective May 27, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Xelus, Inc. (“Xelus”), and its stockholders, pursuant to which the Company acquired Xelus. In consideration for the merger, the Company paid $1 in cash, assumed approximately $2.2 million of Xelus indebtedness, settled a long-term lease liability for $543,000 and incurred transaction-related expenses in the amount of $0.1 million. No shares of Company stock were issued in connection with the

Xelus acquisition. The product line acquired in this transaction is the Company’s service parts planning and optimization product line and is  part of the Company’s acquired product lines for 2005 reporting purposes.

Effective November 22, 2005, the Company acquired all of the assets and liabilities of Requisite Technology, Inc. (“Requisite”), pursuant to an Agreement and Plan of Merger (the “Agreement”). In consideration for the merger, the Company paid $1,526,416 in cash and issued 777,903 shares of the Company’s common stock valued at $26.42 per share to stockholders of Requisite (of which $93,800 in cash and 80,337 shares of the Company’s common stock are being held by an escrow agent for potential obligations of Requisite and its former shareholders).  The shares of the Company’s common stock are expected to be registered for resale on a Registration Statement on Form S-1. The Company incurred $0.2 million of transaction costs. The product line acquired in this transaction is considered to be the Company’s master data management product line and is considered to be a part of the Company’s acquired product lines for 2005 reporting purposes.

Effective February 8, 2006, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), with Elance, Inc., (“Elance”), pursuant to which the Company purchased the assets of the Seller’s on-demand e-commerce solutions for services business (the “enterprise software business”). The assets acquired in the transaction include software, trademarks, customer contracts and lists, product processes, other intangible assets, cash, receivables and other operating assets, as well as its obligations under certain contracts related to the enterprise software business. The Company also acquired all of the stock of Elance’s subsidiaries in the United Kingdom and India engaged in such business. The total consideration paid for the acquisition was approximately $15,250,000, comprised of $3,500,000 in cash and 420,123 shares of the Company’s common stock valued at $27.97 per share (of which 75,980 shares of the Company’s common stock are being held by an escrow agent to satisfy the indemnification obligations of Elance under the agreement). The shares of the Company’s common stock are expected to be registered for resale on a Registration Statement on Form S-1. The Company incurred approximately $0.2 million of transaction costs.

The Company focused its efforts in 2004 and 2005 on maintaining and improving profitability as well as broadening its product offerings through acquisitions. In 2004 and 2005, the Company reported increasing profits in each quarter. Management plans to continue investing in developing new and improved product offerings and in increasing the exposure of the Company’s products and services through its targeted marketing programs. Management further believes that each investment must be prudently made and justified by the expected return on such investment.

The Company offers several licensing and service options for its software products. Customers can either purchase a perpetual software license or enter into a subscription license contract. Customers may also choose to use our hosting services for their perpetual software license or install the software on servers within their own internal environment. Subscription licenses are typically only available to customers who also use our hosting services.

Perpetual license revenues and professional services are usually recognized as the software or service is delivered, assuming all other revenue recognition criteria are met and do not provide a contractual, predictable future revenue stream. The recurring revenue opportunities come from subscriptions or maintenance and hosting services. While the Company may have better visibility of future revenue from subscription licenses, our customers make the final decision on the form of their software license. The Company encourages all of its customers to use its hosting services.

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

The Company’s revenue is principally driven from sales of perpetual licenses or subscriptions to its software. The Company also recognizes revenue from services, including hosting site administration, implementation services, training, maintenance and customer support.

Cost of product license revenues includes production and shipping expenses, which are expensed as incurred, amortization of developed technology, and the costs of licensing third party software incorporated into or required by the Company’s products. These third party license costs are expensed as the products are delivered under perpetual licenses or subscriptions or over the maintenance period to the extent that the third party license costs related to those product offerings. Cost of service revenues include salaries and related expenses for professional services and technical support personnel who provide hosting, site administration, implementation services, training, maintenance and customer support, as well as an allocation of data processing and direct overhead costs which are expensed as incurred.

Operating expenses are classified into five general categories: sales and marketing, research and development, general and administrative, amortization of intangible assets and amortization of stock-based compensation. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials. Research and development expenses consist primarily of personnel costs to support product development.

General and administrative expenses consist primarily of salaries and other related costs for executive management, finance and administrative employees, legal and accounting services, and corporate liability insurance. Amortization of intangible assets represents amortization expense for certain intangible assets with finite useful lives, which were recorded in connection with the acquisition of Allegis Corporation March 24, 2003, Webridge on April 21, 2004, bTrade on July 1, 2004, ChannelWave on February 2, 2005, Optum on February 7, 2005, Xelus on May 27, 2005 and Requisite on November 22, 2005. The intangible assets are identified, valued and classified into separate categories. The categories are customer relationships, order backlog, trade names and in-process research and development. The amortization of developed technologies is recorded in the cost of product license line item on the consolidated statement of operations and comprehensive income (loss). Amortization of stock based compensation represents the amortization over the related service period of the difference between the exercise price of options granted and the deemed fair market value of the underlying common stock on the date of grant.

The Company believes that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. The Company’s prospects must be considered in light of the risks, expenses and difficulties encountered by similarly-sized software and technology companies, particularly companies in new, rapidly evolving markets. The Company may not be successful in addressing such risks and difficulties.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. These judgments and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of goodwill, business acquisitions, accounting for income taxes, and allowances for doubtful accounts and returns.

Revenue Recognition

The Company’s revenue is derived from (i) licensing software, (ii) providing technical support and product updates, otherwise known as maintenance (iii) application hosting, and (iv) providing professional services, including site administration, implementation and training services.

Revenue recognition rules for software companies are very complex. The Company recognizes software fees in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). Although the Company follows very specific and detailed guidelines in measuring revenue, the application of those guidelines requires judgment including: (i) whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value exists for those elements; (ii) whether customizations or modifications of the software are significant; and (iii) whether collection of the software fee is probable. Additionally, the Company specifically evaluates any other elements in our license transactions, including but not limited to options to purchase additional software at a future date, extended payment terms, functionality commitments not delivered with the software, if any, and existing outstanding receivable balances in making the determination of the amount and timing of revenue recognition.

Most of the Company’s software arrangements include professional services. Professional services revenues are generally accounted for separately from the software license revenues because the arrangements qualify as separate elements in accordance with SOP 97-2. The most significant factors considered in determining whether the revenue should be accounted for as separate elements include the nature of the services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk and timing of payments. Professional services are provided under services agreements on a time and material basis or based on a fixed-price arrangement. The revenues from time and material based professional consulting and implementation services are recognized as the work is performed, provided that the customer has a contractual obligation to pay, the fee is non-refundable and collection is probable. Delays in project implementation will result in delays in revenue recognition. For professional consulting services under fixed-price arrangements, the related revenues are recognized using the percentage-of-completion method, with progress-to-completion measured by using actual to-date labor inputs compared to estimated total labor inputs to complete the associated project. Revisions to the estimates are reflected in the period in which changes become known. Project losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or if the projects are not managed properly within the planned periods of time, then future consulting margins on such projects may be negatively affected or losses on existing contracts may need to be recognized.

The Company also provides hosting services to customers that have licensed the Company’s software on a perpetual basis. In such cases and in accordance with EITF 00-3, the hosting revenue is considered a separate contractual element of the arrangement and is recognized according to SOP 97-2. The Company typically determines the fair value of the hosting services based on the stated renewal rate of the hosting services, which is deemed substantive by management.

The Company also provides maintenance services which are typically paid up-front and recognized over a stated future service period. The Company determines the fair value of maintenance services based on the stated renewal rate for additional maintenance terms based on renewal rates charged separately to other companies. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement and are deemed to be substantive by management.

Business Acquisitions

In accordance with business combination accounting, the Company allocates the purchase price of acquired companies or lines of businesses acquired to the tangible and intangible assets acquired, liabilities assumed, and any in-process research and development based on their estimated fair values. Third party appraisal firms have been used by the Company to assist management in determining the fair values of certain assets acquired. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from license sales, maintenance agreements, consulting contracts, customer contracts and acquired developed technologies and patents; the acquired company’s brand awareness and market position, and value of assembled workforces in the acquired company’s product portfolio; and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

In connection with purchase price allocations, management estimates the fair value of the support obligations assumed in connection with acquisitions. The estimated fair value of the support obligations is determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support obligations are based on historical direct costs related to providing the support services and to correct any errors in the software products acquired. The Company does not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling effort is excluded because the acquired entities would have concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs are not included in the fair value determination, as these costs are not deemed to represent a legal obligation at the time of acquisition. The sum of the costs and operating profit approximates, in theory, the amount that would be required to pay a third party to assume the support obligation.

Other significant estimates associated with the accounting for acquisitions include restructuring costs. Restructuring costs are primarily comprised of severance costs, costs of consolidating duplicate facilities and contract termination costs. Restructuring expenses are based upon plans that have been committed to by management but which are subject to refinement. To estimate restructuring expenses, management utilizes assumptions of the number of employees that would be involuntarily terminated and of future costs to operate and eventually vacate duplicate facilities. Estimated restructuring expenses may change as management executes the approved plan. Decreases to the estimates of executing the currently approved plans associated with pre-merger activities of the companies acquired are recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates are recorded as an adjustment to goodwill during the purchase price allocation period (generally within one year of the acquisition date) and as operating expenses thereafter.

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

Allowances for doubtful accounts and returns

Management makes judgments as to the ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes the historical collection experience and current economic trends. If the historical data used to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

Revenue

In the year ended December 31, 2005, total revenues increased $33.0 million or 128.2% to $58.7 million from $25.7 million in the year ended December 31, 2004. Product license revenue consists of revenue from the sales of perpetual software licenses and from product elements of agreements accounted for under the percentage-of-completion basis. Product license revenue increased $5.6 million or 133.0% from $4.2 million in 2004 to $9.8 million in 2005. $0.7 million of this increase relates to internal growth from the Company’s legacy product lines, while the remaining $4.9 million increase relates to agreements entered into by companies acquired in 2005. Of the increase related to acquisitions, 57.1% related to the Optum (“supply chain management product line”) acquisition and the remaining 42.9% of the increase related to the Xelus (“service parts planning and optimization product line”) acquisition. The $0.7 internal growth related to licenses sold to the Company’s health care and retail industry verticals.

Maintenance and hosting revenues increased by $15.5 million or 168.8% to $24.6 million in the year ended December 31, 2005 from $9.1 million in the year ended December 31, 2004. Internal growth from legacy product lines accounted for 28.8% of this increase while the remaining 140.0%, or $12.8 million, increase in revenue resulted from the Company’s 2005 acquisitions. Of the $12.8 million increase related to acquisitions, $6.5 million or 50.8% related to the supply chain product line, $5.8 million or 45.3%, related to the service parts planning and optimization product line and $0.5 million or 3.9% related to Requisite (“master data management product line”) acquisition. The data synchronization and secure communications, research and health care product lines accounted for 78.0% of the Company’s internal growth.

Consulting and implementation service revenue increased $6.7 million or 66.6% to $16.9 million in the year ended December 31, 2005 from $10.2 million in the year ended December 31, 2004. The Company’s 2005 acquisitions accounted for $8.6 million of this increase. This increase was partially offset by a decrease in the Company’s legacy product line revenues of $1.7 million. The $8.6 million of consulting and implementation service revenue relating to the Company’s acquisitions was comprised of $5.2 million from the supply chain product line, $3.2 million from service parts planning and optimization product line and $0.2 million from the master data management product line.

Subscription revenue increased by $5.2 million or 233.7% to $7.4 million in the year ended December 31, 2005 from $2.2 million in the year ended December 31, 2004. Internal growth accounted for $1.3 million, or 25.2%, of this increase. The Company’s data synchronization and secure communications product line accounted for $0.6 million of the internal growth while the Company’s demand chain management product line made up the remaining portion of this internal growth. The supply chain product line made up over 98.9% of the subscription revenue generated through 2005 acquisitions.

Cost of Revenue

Total cost of revenue increased by approximately $12.1 million, or 126.4%, to $21.6 million in the year ended December 31, 2005 from $9.5 million in the year ended December 31, 2004. Cost of product license revenue increased by $1.3 million, or 437.1%, to $1.6 million. $0.7 million of this increase related to the amortization of acquired developed technology, and another $0.3 million related to software royalty expenses for the Company’s service parts planning and optimization product line. The remaining $0.3 million increase in cost of product in 2005 was due to a full years amortization of developed technology of the Company’s data synchronization and secure communications and research and health care product lines. In total, cost of product was comprised of $1.1 million of amortization of developed technology, and $0.5 million of royalty related expenses.

The cost of service revenues was $19.9 million in the year ended December 31, 2005, a $10.7 million or 116.1% increase. The 2005 acquisitions accounted for an increase in cost of sales of $11.1 million. The Company’s supply chain management product line made up $7.3 million, or 65.8%, of this $11.1 million increase, and service parts planning and optimization product line made up the remaining $3.2 million, or 28.8% of the $11.1 million increase. These acquisitions increased head count by approximately 61 full time equivalents to the services and support departments. The legacy product lines had a reduction in cost of service of $0.4 million in the year ended 2005. This decrease was a result of a decreased head count of approximately 10 full time equivalents. This reduced headcount resulted in a reduction in expenses of approximately $1.0 million. The decrease in salary and wages was offset by an increase in third party contractor costs of $0.6 million.

Gross margin was $37.1 million in the year ended December 31, 2005, an increase of $20.9 million, or 129.2% from the year ended December 31, 2004. The gross margin percentage was 63.2% in the year ended December 31, 2005. The gross margin percentage in the year ended December 31, 2004 was 62.9%. The increase in gross margin percentage of 0.29% reflects consistent utilization percentages throughout the Company’s service organization.

Operating Expenses

Sales and Marketing.   Sales and marketing expenses increased by approximately $3.8 million, or 110.4%, to $7.3 million in the year ended December 31, 2005 from $3.5 million in the year ended December 31, 2004. The legacy product lines accounted for $1.1 million of this increase. There was an increase in headcount of the legacy product lines of seven. Of the seven, the Company added four new sales and three new marketing employees. The addition to head count contributed approximately $0.5 million while another $0.2 million increase related to increased commissions. The remaining $0.4 increase related to corporate wide marketing programs and events. There was an increase in sales and marketing expenses of $2.7 million attributable to 2005 acquisitions. Costs related to the acquisitions of the supply chain management and service parts planning and optimization product lines made up 95.9%, or $2.6 million, of the increase related to 2005 acquisitions. $2.0 million of the costs related to 2005 acquisitions related to salaries, benefits and commissions, while the remaining $0.6 related to customer programs and events. The Company added nine sales and marketing employees through its 2005 acquisitions.

Research and Development.   Research and development expenses increased by approximately $4.1 million, or 141.2%, to $7.0 million in the year ended December 31, 2005, compared to $2.9 million in the prior year. The 2005 acquisitions increased research and development costs by $3.6 million. The increase due to acquisitions was primarily made up of the supply chain management product line, which added costs of $1.9 million, and the service parts planning and optimization product line which added $1.6 million to the increased costs due to acquisitions. Acquisitions added 40 people to the Company’s research and development headcount. Acquired research and development costs are roughly 85.0% compensation costs and 15.0% third party contractor costs. The Company’s legacy headcount grew by two employees and total cost increased by $0.5 million. Third party contractors made up 80.0% or $0.4 million of the Company’s increase in legacy product line research and development costs.

General and Administrative.   General and administrative expenses increased by 28.4% or $1.3 million to $5.8 million in the year ended December 31, 2005. The increase in the Company’s general and administrative costs attributable to 2005 acquisitions was $0.5 million, or 37.8%. The costs attributable to 2005 acquisitions are primarily transition costs as most general and administrative activities are transferred to the Company corporate headquarters as soon as possible following an acquisition. The increase in general and administrative costs related to the legacy Company’s operations was $0.8 million and represented 62.2% of the total increase. Costs involving compliance with the Sarbanes-Oxley Act accounted for $0.6 million of the $0.8 million increase. The remaining $0.2 million increase was due to increased executive compensation.

Amortization of intangible assets.   In the year ended December 31, 2005, the Company recorded $2.8 million of amortization expense, an increase of 483.4% or $2.3 million. $2.2 million of the increase related to 2005 acquisitions, while the remaining $0.1 million increase related to a full years amortization of the Company’s 2004 acquisitions (see details at Footnote 3 to the consolidated financial statements contained in this report).

Amortization of stock-based compensation.   Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4.6 million. Such deferred compensation was amortized over the vesting periods of the applicable options, resulting in gross expense of $21,000, during the year ended December 31, 2004. There was no amortization of stock-based compensation in 2005 as all such options were fully amortized in 2004.

Restructuring and other charges.   In the year ended December 31, 2004, the Company determined that $121,000 of restructuring accruals were no longer needed as all employee severance had been paid out and no further obligations existed. Accordingly, the Company reversed this accrual. There were no similar charges in 2005.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

Revenue

Total revenue increased $7.5 million, or 41.5%, to $25.7 million for the year ended December 31, 2004 from $18.2 million for the year ended December 31, 2003. Product license revenue consists of revenue from the sale of perpetual software licenses and from software elements of agreements accounted for under the percentage-of-completion basis. Product license revenue increased $2.1 million or 101.5%. The acquisitions of Webridge, Inc. (“Webridge”) and bTrade, Inc. (“bTrade”) accounted for approximately $1.7 million of the increase in product license revenue. Webridge was acquired by the Company on April 21, 2004 and bTrade was acquired by the Company on July 1, 2004. The results of operations from Webridge and bTrade are included in the results of operations for the Company from their respective dates of acquisition. On March 24, 2003, the Company acquired Allegis, Inc. (“Allegis”). Allegis’s results are included in the Company’s results of operations beginning from the date of its acquisition. Maintenance and hosting revenue increased $2.4 million, or 35.9%, to $9.1 million for 2004, from $6.7 million for 2003. Webridge and bTrade contributed equally to $1.9 million of the increase and the remaining $0.5 million increase resulting from Allegis’s operations being included for a full year in 2004. Consulting and implementation service revenue increased by $2.9 million to $10.2 million in 2004, or

39.3%, from $7.3 million for the prior year. Revenues generated from the Webridge acquisition accounted for 72.3% of this increase. The remaining increase primarily resulted from consulting and implementation services generated by bTrade. The Company recorded $2.2 million of subscription revenue during the year ended December 31, 2004, an increase of $0.1 million or 7.0%, from $2.1 million in the previous year.

Cost of Revenue

Total cost of revenue increased by approximately $0.2 million or 2.6%, to $9.5 million for the year ended December 31, 2004 from $9.3 million for the year ended December 31, 2003. Cost of product license revenue decreased by $34,000, or 10.0%, to $307,000 due to lower royalty fees for licensed third party software that is embedded in the Company’s products or incorporated in the Company’s product offerings. This decrease was offset by an increase in the amortization of intangibles related to developed technologies. The developed technologies arose from the acquisitions of Webridge and bTrade. The associated amortization of these intangible assets was $0.2 million in 2004. The cost of service revenues increased by $0.9 million, or 10.2%, to $9.2 million for the year ended December 31, 2004. The increase in cost of service is directly related to a 12.2% increase in headcount. For the year ended December 31, 2003, a $0.6 million charge for the impairment of third party software licenses was recorded in cost of revenues. There was no impairment of third party licenses in 2004. Gross profit margins increased to 62.9% for the year ended December 31, 2004, compared to 48.9% for the year ended December 31, 2003. The gross margin increase is due to the increase of product license revenue as a percentage of total revenue. For the year ended December 31, 2004, product license revenue increased to 16.3% of total revenue, as compared to 11.5% of total revenue for the year ended December 31, 2003. In addition, services margins improved to 57% in 2004 from 48% in 2003, due to improved utilization of service personnel.

Operating Expenses

Sales and Marketing.   Sales and marketing expenses increased by approximately $0.1 million, or 1.6%, to $3.5 million for the year ended December 31, 2004 from $3.4 million for the year ended December 31, 2003. The increase in sales and marketing was primarily attributable to an increase in employee compensation expense partially offset by lower discretionary marketing spending.

Research and Development.   Research and development expenses increased by approximately $0.5 million, or 20.8%, to $2.9 million for the year ended December 31, 2004 compared to $2.4 million for the prior year. The acquisitions of Webridge Inc. and bTrade, Inc. added $0.8 million and $0.5 million, respectively, to the overall increase. Combined, Webridge, Inc. and bTrade, Inc. added 18 employees to the research and development department. This increase was partially offset by a decrease of $0.8 million in the Company’s legacy research and development costs. All software development costs have been expensed as incurred.

General and Administrative.   General and administrative expenses remained constant at $4.5 million for the years ended December 31, 2004 and 2003.The consistency can be attributable to lower lease related expenses in 2004 of approximately $0.4 million, and a reversal of an accrual for a liability that the Company was no longer responsible for of $0.5 million. These decreases were offset by an accrual established to estimate a potential foreign tax liability of $0.7 million and an increase in audit and audit related expenses of approximately $0.1 million. In 2003, the Company’s legal expenses related to its consideration of and response to an unsolicited acquisition proposal. These expenses were offset in 2004 by non-recurring legal expense related to acquisitions that the Company investigated but did not complete made by the Company.

Amortization of intangible assets.   The Company recorded in year ended December 31, 2004, $477,000 in amortization expense related to customer relationships, trade names and order backlog intangible assets resulting from the acquisitions of Allegis, Webridge and bTrade. In the year ended, December 31, 2003, the Company recorded $107,000 in amortization of customer relationship intangible assets that were recorded as part of the Allegis acquisition.

Amortization of stock-based compensation.   Prior to its initial public offering, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4.6 million. Such deferred compensation was amortized over the vesting periods of the applicable options, resulting in gross expense of $21,000, and $58,000 during the years ended December 31, 2004, and 2003, respectively.

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

The Company also recorded a $1.0 million asset impairment charge during the second quarter of 2003. This charge related to leasehold improvements associated with the excess office leases and a redundant computer system and excess equipment totaling $1.0 million. The Company also recorded a recovery of $18,000 during the third quarter of 2003 related to the sale of impaired assets that had been previously written off the Company’s books.

Liquidity and Capital Resources

At December 31, 2005, the Company had $17.5 million of cash and equivalents, consisting primarily of cash provided by operations and cash acquired in its 2005 acquisitions. The cash provided by operating activities for the years ended December 31, 2005 and 2004 was $0.6 million and $3.6 million, respectively, and cash used in operating activities was $1.6 million for the year ended December 31, 2003. The $0.6 million of cash provided by operating activities during 2005 consists primarily of cash generated from net income of $19.5 million and non-cash expenses related to depreciation, amortization, provision for doubtful accounts and loss on disposal of assets totaling $5.7. This amount was partially offset by the non-cash provision for income tax benefit in the amount of $5.4 million. This net source of cash of $19.8 million was partially offset by a net use of cash of $19.2 million resulting from changes in operating assets and liabilities, net of the effect of acquisitions.

The cash use of $19.2 million resulted from increases in receivables $10.0 million (net of receivables acquired of $8.0 million), an decrease in accrued compensation of $2.8 million (net of accrued compensation acquired of $4.6 million), a decrease of accrued expenses, and other current liabilities of $3.9 million (net of accrued expenses and other current liabilities of $9.0 million), a decrease in accounts payable of $2.2 million (net of accounts payable acquired of $2.9 million) and an increase in other current assets of $0.4 million (net other current assets acquired of $1.4 million).

The use of cash resulting from the increase of accounts receivable of $10.0 million was a result of billings in December 2005, which were not collected in 2005. These billings related to license and service agreements for which revenue was recognized but cash was not collected. The use of cash of $2.8 million for accrued compensation was a result of payments on severance agreement relating to the Company’s 2005 acquisitions. These payments total approximately $3.2 million. The use of cash related to accrued compensation was partially offset by an increase in the Company’s 2005 accrued bonus of $0.4 million. The use of cash of $2.2 million, relating to the decrease in accounts payable, resulted from the pay-down of the payables acquired in the Company’s 2005 acquisitions. The Company paid approximately $2.7 million of the $2.9 million acquired through its 2005 acquisitions. The use of cash of $3.9 million, resulting from the net decrease in accrued liabilities resulted predominately from payments made on rent accruals. The Company made approximately $2.9 million in payments related to accrued rents in 2005. The use of cash of $0.4 million related to the increase in other current assets predominately related to payments for prepaid royalties. The Company paid approximately $0.7 million for prepaid royalty licenses; these prepaid royalties will be amortized in 2006.

Net cash provided by investing activities was $5.3 million for the year ended December 31, 2005, consisting primarily of $6.5 million of cash obtained in the Company’s 2005 acquisition, net of cash used in the acquisitions in the amount of $0.5 million. Cash used was for purchases of equipment, purchases of investments and other items was $1.2 million. For the year ended December 31, 2004, net cash used investing activities was $2.1 million, which consists primarily of cash used in acquisitions, net of cash acquired of $1.8 million, and purchases of equipment of $0.3 million. For the year ended December 31, 2003, net cash provided by investing activities was $10.4 million, which consisted primarily of the redemption of $10.4 million of short-term investments to fund the Special Dividend.

Net cash used by financing activities for the year ended December 31, 2005 was $1.8 million reflecting the payment of long-term and short-term debt of $5.7 million and the repurchase of 181,024 shares of common stock from Commerce 5, Inc for $2.8 million, offset by proceeds from long-term debt of $6.4 million and exercise of stock option of $0.3 million. Net cash provided by financing activities for the year ended, December 31, 2004 was $64,000, reflecting proceeds from the exercise of stock options, offset partially by payments under capital lease obligations. Net cash used in financing activities for the year ended December 31, 2003 was $20.4 million, reflecting the payment of the $20.3 million Special Dividend on June 4, 2003.

As of December 31, 2005, the Company had the following contractual obligations outstanding:

Contractual	Payments due by period
obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(1)	$7,236	$3,267	$2,639	$1,330	—
Short-term notes payable	829	829	—	—	—
Long-term debt	6,464	—	6,464	—	—
Investment obligations	600	300	300	—	—
Other long-term liabilities	846	—	846	—	—
Total	$15,975	$4,396	$10,249	$1,330	$—

(1)   The Company has sub-lease commitments of $610 pertaining to these lease obligations.

Subsequent to December 31, 2005, the Company completed the acquisition of certain assets of Elance, Inc., in exchange for $3.5 million in cash and 420,123 shares of its common stock. See “Recent Developments”

As a result of larger than anticipated restructuring and asset impairment charges in the second quarter of 2003 and the payment of the June 4, 2003 Special Dividend, the Company fell below the $10 million minimum shareholders’ equity requirement to maintain listing on the Nasdaq National Market (“NNM”). As a result, Nasdaq formally notified the Company in the third quarter of 2003 that unless the Company could demonstrate compliance with the minimum shareholders’ equity requirement, the Company’s shares would either be delisted, or, upon request of the Company, transferred to the Nasdaq Small Cap Market. In October of 2003, the Company presented a plan to achieve compliance with NNM requirements through the achievement of profitability in the second half of 2003 and the exercise of stock options by the Company’s CEO. Based upon the successful implementation of this compliance plan, the Company was released from all delisting actions and allowed to remain in good standing with the NNM. The Company is currently in compliance with all listing requirements for the NNM.

In May 2002, the Company announced that its Board of Directors had authorized the repurchase of up to $5.0 million of its common stock in the open market. These shares could be purchased pursuant to Rule 10b-18 under the Exchange Act from time to time in the public market or through privately negotiated transactions. The timing and amount of any repurchase was at the discretion of the Company’s management. Through December 31, 2002, the Company had repurchased 29,064 shares of its common stock at an average purchase price of $4.03 per share and at an aggregate cost of $117,239. No shares were repurchased during 2003 and 2004.

On October 19, 2005, the Company repurchased 181,024 shares of its common stock at a purchase price of $15.50 per share or $2,805,872 in the aggregate, pursuant to Share Repurchase Agreements dated October 18, 2005, with Commerce 5, Inc. (formally known as ChannelWave, Inc.) and a former executive officer of Commerce 5.

All of the repurchased shares are classified as treasury stock in the consolidated balance sheet of the Company as of December 31, 2005.

The Company may use cash resources to fund investments in complementary businesses or technologies or for other purposes as determined by the Company. The Company believes its existing cash balances and cash generated from future operating activities will be sufficient to fund the Company’s operations, including cash needs of the acquired businesses, for at least the next twelve months. Thereafter, the Company may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, the Company may not be able to raise it on acceptable terms or at all. Additional equity may be issued in connection with potential acquisitions in addition to the transaction noted in the Recent Developments section below.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which will be effective for public entities as of the first interim or annual reporting period that begins after December 31, 2005. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The new standard requires that the compensation cost relating to share-based payment be recognized in financial statements at fair value. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB 25 will no longer be allowed. The Company has historically elected to use the intrinsic value method and has not recognized expense for employee stock options granted unless the options were issued with intrinsic value. SFAS No. 123(R) must be adopted, and the associated expenses must be reflected in all financial statements filings after December 31, 2005. The Company expects it will incur approximately $0.5 million (pre tax) in non-cash stock based compensation charges in connection with the adoption of SFAS No. 123(R) in 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in the Company’s first quarter of fiscal year 2006. The Company does not believe that adopting of SFAS No. 153 will have any impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies the term “conditional asset retirement obligation” as that term is used in FASB No. 143, “Accounting for Asset Retirement Obligations.” It also clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is not required to begin applying the provisions of FIN 47 until fiscal year 2006. The Company is in the process of assessing the impact of the pronouncement’s requirements on its financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Recent Developments

On February 8, 2006, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), with Elance, Inc., (“Elance”) pursuant to which the Company purchased the assets of the Seller’s on-demand e-commerce solutions for services business (the “enterprise software business”). The assets acquired by the Company in the transaction include software, trademarks, customer contracts and lists, product processes, other intangible assets, cash, receivables and other operating assets, and the Subsidiary assumed Elance’s obligations under certain contracts related to the enterprise software business. The Company also acquired all of the stock of Elance’s subsidiaries in the United Kingdom and India engaged in such business. The total consideration paid for the acquisition was approximately $15,250,000, comprised of $3,500,000 in cash and 420,123 shares of the Company’s common stock valued at $27.97 per share (of which 75,980 shares of the Company’s common stock are being held by an escrow agent to satisfy the indemnification obligations of Elance under the agreement). The shares of the Company’s common stock are expected to be registered for resale on a Registration Statement on Form S-1.

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

Foreign Currency Exchange Rate Risk

To date, virtually all of the Company’s recognized revenues have been denominated in U.S. dollars and primarily from customers in the United States. Thus, the exposure to foreign currency exchange rate changes has been immaterial. The Company expects, however, that future product license and professional services revenues may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. Furthermore, to the extent the Company engages in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company’s products less competitive in international markets. Although the Company will continue to monitor its exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, there is no assurance that exchange rate fluctuations will not adversely affect financial results in the future.

Interest Rate Risk

As of December 31, 2005, the Company had cash and cash equivalents of $17.5 million and short term and long term debt of $0.8 million and $6.5 million respectively. Based upon the balance of cash and cash equivalents and short-term and long-term debt at December 31, 2005, a change in interest rates of 0.5% would cause a corresponding change in annual interest income of approximately $87,500 and in interest expense of approximately $36,500.

Item 8.        Consolidated Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

KPMG LLP (KPMG) previously served as the principal accountants for Click Commerce, Inc. (the Company). In early 2005, the Audit Committee of the Board of Directors recommended, and the Board authorized, the Company’s senior management to solicit proposals from various accounting firms to provide audit and related services for the 2005 fiscal year. The decision resulted from the Audit Committee’s concerns about the increasing cost of such services. On March 31, 2005, KPMG responded to the request for proposal by indicating that it declined to stand for reelection, and instead, resigned as the Company’s principal accountants. The Audit Committee and the Company’s senior management interviewed suitable replacements, and the Audit Committee selected BDO Seidam LLP as the Company’s new auditors beginning with the review of the Company’s first quarter 2005 financial results.

In connection with the audits of the two fiscal years ended December 31, 2004, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, except as follows:

In the third quarter of 2004 there was a disagreement regarding the accounting for software license upgrade rights that were included in certain of the Company’s contracts with its customers. Had the contracts that contained these upgrade rights not been accounted for on a subscription basis, KPMG’s auditors’ report on the Company’s consolidated financial statements would have been modified. The Audit Committee of the Board of Directors discussed the subject matter of this disagreement with KPMG.

As disclosed in the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2004, the Company, in conjunction with KPMG, determined it had a material weakness in its internal controls. In connection with performing a review of the Company’s interim financial information, KPMG issued a letter to the Company to communicate the control deficiencies that were considered to be a material weakness. KPMG indicated, and the Company agreed, that the Company’s quarter-end reporting schedule was too compressed, allowing insufficient time for the Company to perform adequate reviews of its accounting records and prepare appropriate support for the accounting positions taken by the Company, and for its independent registered public accounting firm to complete its review of the Company’s financial statements, prior to the Company’s release of its financial results. The Audit Committee of the Board of Directors discussed the control deficiencies that were considered to be a material weakness with KPMG. Consequently, the Company determined that, for future periods, it would release its quarterly financial results to the public on a date closer to the due date for the filing of its Form 10-Q or Form 10-K, thereby increasing the time available for its internal review of accounting issues and for its independent public accountants’ review of the Company’s financial statements. The Company implemented this change in internal controls during the fourth quarter of 2004 and this material weakness was not repeated in connection with the Company’s annual reporting on Form 10-K as of and for the year ended December 31, 2004.

The audit reports of KPMG on the consolidated financial statements of the Company as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004,

did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this report. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of our Company that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, forms and regulation. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company in the reports we file or submit under the Exchange Act is accumulated and communicated to our Company’s management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Management’s Report on Internal Control Over Financial Reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its evaluation under the framework of Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective at December 31, 2005. Our management’s assessment of our internal control over financial reporting as of December 31, 2005 was audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting.   During our most recent fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting

To the Board of Directors
Click Commerce, Inc.
Chicago, Illinois

We have audited management's assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that Click Commerce, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Click Commerce, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Click Commerce, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Click Commerce, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Click Commerce, Inc. as of December 31, 2005 and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year then ended of Click Commerce, Inc. and our report dated March 30, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO Seidman LLP
Chicago, Illinois
March 30, 2006

Item 9B.     Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the material in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders (the “Proxy Statement”).

The Company has adopted a code of ethics that applies to all Company employees, including employees of Company subsidiaries, as well as each member of the Company’s Board of Directors. A copy of the Code of Ethics is available by writing to us at Click Commerce, Inc., 233 North Michigan Avenue, 22nd Floor, Chicago, Illinois 60601, Attention: Investor Relations. If the Company makes any amendments to this Code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this Code to the Company’s chief executive officer, chief financial officer or controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to the material in the Company’s Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	1,200,300	9.94	505,890
Equity compensation plans not approved by shareholders	—	—	—
Total	1,200,300	9.94	505,890

(1)   Consists of the following equity compensation plans:

Amended and Restated Click Commerce, Inc. Stock Option and Stock Award Plan
Amended and Restated Click Commerce, Inc. Directors' Stock Option and Stock Award Plan

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the material in the Company’s Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the material in the Company’s Proxy Statement.

PART IV

Item 15.   Exhibits and Financial Statement Schedules(a)

1.                 Financial Statements

Included herein at pages F-1 through F-31.

Financial Statement Schedules

The following auditors’ report and financial statement schedule are included herein at pages F-32 and F-33.

Report of Independent Registered Public Accounting Firm on the Financial Statement Schedules for the year ended and at December 31, 2005

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.

Schedule II—Valuation and Qualifying Account.

Exhibits

Exhibit Numbers 10.1 through 10.3, 10.7 through 10.11, 10.13 and 10.14 are management contracts or compensatory plans or arrangements.

Exhibit Number		Description of Exhibit
2.1	*	Agreement and Plan of Merger, dated as of March 21, 2003, by and among Click Commerce, Inc., Allegis Acquisition, Inc., Allegis Acquisition of California, Inc. and Allegis Corporation.
2.2	*>>	Asset Purchase Agreement, dated as of March 17, 2004, between Click Commerce, Inc., Click West Coast Corp., Click-Webridge Inc., and Webridge, Inc.
2.3	*>>	Amendment No. 1 to Purchase Agreement, dated as of March 30, 2004.
2.4	*>>>	Plan of Merger Agreement, dated as of July 1, 2004, between Click Commerce Inc., Click Texas Corp., bTrade Acquisition Corp., and bTrade, Inc.
2.5	!	Asset Purchase Agreement, dated February 2, 2005, between Click Commerce, Inc., CWV Acquisition, Inc. and ChannelWave, Inc.
2.6	!!	Agreement and Plan of Merger, dated February 7, 2005, between Click Commerce, Inc., Opt Acquisition Inc., Optum, Inc. and David Simbari, as representative of the stockholders of Optum, Inc.
2.7	!!!	Agreement and Plan of Merger, dated May 27, 2005, between Click Commerce, Inc., Xelus Acquisition, Inc., Xelus Acquisition of New York, Inc. and Xelus, Inc.
2.8	!!!!	Agreement and Plan of Merger, dated as of November 22, 2005, by and among Click Commerce, Inc., Requisite Acquisition Inc., Thomas G. Washing, as representative, and Requisite Technology, Inc.
2.9	!!!!!	Asset Purchase Agreement, dated February 8, 2006, by and among Click Commerce, Inc., Click Procure, Inc. and Elance, Inc.
3.1	**	Restated Certificate of Incorporation
3.2	*^^^^^	Amended and Restated Bylaws

3.3	*^^^^	Amendment to Certificate of Incorporation of Click Commerce, Inc.
4.1	***	Specimen Common Stock certificate.
4.2	***	Amended and Restated Shareholders and Rights Agreement
10.1	***	Amended and Restated Click Commerce, Inc. Stock Option and Stock Award Plan
10.2	***	Click Commerce, Inc. Directors’ Stock Option and Stock Award Plan
10.3	***	Form of Indemnification Agreement entered into between Click Commerce, Inc. and its directors and executive officers
10.4	*^	Promissory Note, dated March 31, 2000, between Click Commerce, Inc. and American National Bank and Trust Company of Chicago.
10.5	*^	Loan and Security Agreement, dated March 31, 2000, between Click Commerce, Inc. and American National Bank and Trust Company of Chicago
10.6	*^	Strategic Alliance Agreement with Andersen Consulting, LLP (now known as Accenture Ltd.).
10.7	*^^	Release and Severance Agreement between William Conroy and Click Commerce, Inc. dated as of April 15, 2002
10.8	*^^^	Employment Agreement between Michael W. Nelson and Click Commerce, Inc. dated as of August 7, 2002
10.9	*#	Employment Agreement between Michael W. Ferro, Jr., and Click Commerce, Inc. dated as of January 1, 2003.
10.10	*#	Employment Agreement between Justin C. Dearborn and Click Commerce, Inc. dated as of November 18, 2002.
10.11	*##	Stock Option Agreement of Michael W. Ferro, Jr.
10.12	*###	Subleases Termination Agreement between Radian Guaranty Inc., and Click Commerce, Inc., dated as of August 29, 2003.
10.13	*>	Employment Agreement between Daniel J. Taylor and Click Commerce, Inc. dated as of July 1, 2003.
10.14	*%	Employment Arrangement with Nancy Koenig dated May 5, 2005.
10.15	*%	Form of Stock Option Award Agreement.
10.16	*%	2005 Employee Stock Purchase Plan
10.17	*%%	Share Repurchase Agreement, dated October 18, 2005, between Click Commerce, Inc. and Commerce 5, Inc.
10.18	*%%	Share Repurchase Agreement, dated October 18, 2005, between Click Commerce, Inc. and Chris Heidelberger.
10.19	*%%%	Agreement and Plan of Merger, dated as of November 22, 2005, by and among Click Commerce, Inc., Requisite Acquisition Inc., Thomas G. Washing, as representative, and Requisite Technology, Inc.
10.20	*+	Asset Purchase Agreement, dated February 8, 2006, by and among Click Commerce, Inc., Click Procure, Inc. and Elance, Inc.
21.1		Subsidiaries of the Registrant

23.1	Consent of BDO Seidman, LLP
23.2	Consent of KPMG LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 8-K, filed on March 28, 2003 with the Securities and Exchange Commission.
**	Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-54432.
***	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-30564.
***	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-30564 filed on March 28, 2004.
*^	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-30564, filed on May 1, 2000.
*^^	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2002.
*^^^	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002.
*^^^^	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2002.
*^^^^^	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2002.
*#	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2003.
*##	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2003.
*###	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2003.
*>	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003.
*>>	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 22, 2004.

*>>>	Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 6, 2004.
*%	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 5, 2005
*%%	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 19, 2005
*%%%	Incorporated by reference to the Company’s Current Report on Form 8-K, dated November 22, 2005.
*+	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 8, 2006.
!	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 8, 2005.
!!	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 10, 2005.
!!!	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 6, 2005.
!!!!	Incorporated by reference to the Company’s Current Report on Form 8-K, dated November 29, 2005.
!!!!!	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 8, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2006.

Click Commerce, Inc.
By:	/S/ MICHAEL W. FERRO, JR.
Michael W. Ferro, Jr.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. FERRO, JR.	Director, Chief Executive Officer	March 29, 2006
Michael W. Ferro, Jr.	and Chairman of the Board of Directors
/s/ WILLIAM J. DEVERS, JR.	Director	March 29, 2006
William J. Devers, Jr.
/s/ JUNE E. DREWRY	Director	March 29, 2006
June E. Drewry
/s/ EMMANUEL A. KAMPOURIS	Director	March 29, 2006
Emmanuel A. Kampouris
/s/ ANDREW J. MCKENNA	Director	March 29, 2006
Andrew J. McKenna
/s/ JOHN F. SANDNER	Director	March 29, 2006
John F. Sandner
/s/ SAMUEL K. SKINNER	Director	March 29, 2006
Samuel K. Skinner
/s/ NEELE E. STEARNS, JR.	Director	March 29, 2006
Neele E. Stearns, Jr.
/s/ MICHAEL W. NELSON	Vice President, Chief Financial	March 29, 2006
Michael W. Nelson	Officer And Treasurer (Principal Financial and Accounting Officer)

CLICK COMMERCE, INC.

Report of the Independent Registered Public Accounting Firm

To the Board of Directors
Click Commerce, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheet of Click Commerce, Inc. as of December 31, 2005 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year then ended.  We have also audited the schedule listed in Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financials statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financials statements and schedule, assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Click Commerce, Inc. at December 31, 2005 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2005 schedule presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Click Commerce Inc’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ BDO Seidman, LLP
Chicago, Illinois March 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Click Commerce, Inc.:

We have audited the accompanying consolidated balance sheet of Click Commerce, Inc. (the Company) as of December 31, 2004 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Chicago, Illinois March 21, 2005

CLICK COMMERCE, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$17,498	$13,382
Trade accounts receivable, less allowance for doubtful accounts of $935 and $514 at December 31, 2005 and 2004, respectively	25,336	7,264
Revenue earned on contracts in progress in excess of billings	481	276
Prepaids and other current assets	1,879	389
Total current assets	45,194	21,311
Property and equipment, net	2,765	870
Intangible assets, net	22,129	2,944
Goodwill	48,782	6,874
Deferred tax assets	7,116	—
Other assets	1,673	738
Total assets	$127,659	$32,737
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,454	$573
Billings in excess of revenues earned on contracts in progress	177	68
Deferred revenue	16,421	5,174
Accrued compensation	3,190	1,585
Accrued rent	2,610	79
Accrued expenses and other current liabilities	4,552	2,098
Short-term notes payable	829	—
Total current liabilities	29,233	9,577
Long-term debt	6,464	—
Other liabilities	846	6
Total liabilities	36,543	9,583
Shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 12,217,857 and 9,742,401 shares issued at December 31, 2005 and 2004, respectively; 12,007,769 and 9,713,337 shares outstanding at December 31, 2005 and 2004, respectively	12	10
Additional paid-in capital	120,589	69,386
Accumulated other comprehensive income	194	153
Treasury stock, at cost 210,088 shares and 29,064 at December 31, 2005 and 2004, respectively	(2,923)	(117)
Accumulated deficit	(26,756)	(46,278)
Total shareholders’ equity	91,116	23,154
Total liabilities and shareholders’ equity	$127,659	$32,737

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)

	Year ended December 31,
	2005	2004	2003
Revenues:
Product license	$9,782	$4,199	$2,084
Service
Maintenance and hosting	24,576	9,143	6,728
Consulting and implementation services	16,927	10,162	7,297
Subscription	7,425	2,225	2,080
Total service	48,928	21,530	16,105
Total revenues	58,710	25,729	18,189
Cost of revenues:
Product license	1,649	307	341
Service	19,945	9,231	8,375
Impairment of third party licenses	—	—	582
Total cost of revenues	21,594	9,538	9,298
Gross profit	37,116	16,191	8,891
Operating expenses:
Sales and marketing	7,288	3,464	3,409
Research and development	7,026	2,913	2,411
General and administrative	5,807	4,524	4,520
Amortization of intangible assets	2,783	477	107
Amortization of stock-based compensation	—	21	58
Restructuring and other charges (recoveries)	—	(121)	2,378
Total operating expenses	22,904	11,278	12,883
Operating income (loss)	14,212	4,913	(3,992)
Interest income	337	137	303
Interest expense	(317)	—	(15)
Other non-operating income(expense), net	(109)	127	53
Other income(expense), net	(89)	264	341
Income (loss) before income tax benefit	14,123	5,177	(3,651)
Income tax (benefit)	(5,399)	—	—
Net income (loss)	19,522	5,177	(3,651)
Basic income (loss) per common share	$1.73	$0.56	$(0.45)
Diluted income (loss) per common share	$1.63	$0.54	$(0.45)
Weighted average common shares outstanding—basic	11,274,545	9,163,702	8,163,223
Weighted average common shares outstanding—diluted	12,006,978	9,621,123	8,163,223
Comprehensive income (loss):
Net income (loss)	$19,522	$5,177	$(3,651)
Foreign currency translation adjustment	41	17	(12)
Comprehensive income (loss)	$19,563	$5,194	$(3,663)

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Deferred	Treasury	Accumulated
	Shares	Amount	capital	income	compensation	stock	deficit	Total
Balance at December 31, 2002	8,092,786	$8	$82,532	$148	$(246)	(117)	$(47,804)	$34,521
Amortization of deferred stock compensation	—	—	—	—	58	—	—	58
Deferred compensation related to cancelled options	—	—	(167)	—	167	—	—	—
Issuance of common stock related to board compensation	15,951	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	252,631	—	475	—	—	—	—	475
Payment of dividends	—	—	(20,342)	—	—	—	—	(20,342)
Foreign currency translation adjustment	—	—	—	(12)	—	—	—	(12)
Net loss	—	—	—	—	—	—	(3,651)	(3,651)
Balance at December 31, 2003	8,361,368	$8	$62,498	$136	$(21)	$(117)	$(51,455)	$11,049
Amortization of deferred stock compensation	—	—	—	—	21	—	—	21
Issuance of common stock upon exercise of stock options	67,299	—	133	—	—	—	—	133
Issuance of common stock in conjunction with acquisitions	1,284,670	2	6,755	—	—	—	—	6,757
Foreign currency translation adjustment	—	—	—	17	—	—	—	17
Net income	—	—	—	—	—	—	5,177	5,177
Balance at December 31, 2004	9,713,337	$10	$69,386	$153	$—	$(117)	$(46,278)	$23,154
Issuance of common stock upon exercise of stock options	68,908	—	251	—	—	—	—	251
Issuance of common stock in conjunction with acquisitions	2,406,548	2	50,952	—	—	—	—	50,954
Treasury stock acquired	(181,024)	—	—	—	—	(2,806)	—	(2,806)
Foreign currency translation adjustment	—	—	—	41	—	—	—	41
Net Income							19,522	19,522
Balance at December 31, 2005	12,007,769	12	120,589	194	—	(2,923)	(26,756)	91,116

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$19,522	$5,177	$(3,651)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of stock-based compensation	—	21	58
Income tax benefit	(5,399)	—	—
Depreciation	1,309	473	1,006
Amortization of intangibles assets	3,858	654	107
Provision for doubtful accounts	421	240	149
Impairment of third party licenses and restructuring and other charges, net of payments	—	(121)	1,173
Loss on disposal of assets	108	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(10,007)	(2,093)	2,169
Revenue earned on contracts in progress in excess of billings	(205)	(276)	—
Other current assets	(391)	471	777
Accounts payable	(2,175)	(217)	(947)
Billings in excess of revenues earned on contracts in progress	109	35	(342)
Deferred revenue	137	(1,001)	(516)
Accrued compensation	(2,785)	62	(1,028)
Accrued expenses, and other current liabilities	(3,856)	135	(589)
Net cash provided by (used in) operating activities	646	3,560	(1,634)
Cash flows from investing activities:
Purchases of property and equipment	(777)	(319)	(187)
Payments for acquisitions, net of transaction costs and cash acquired (see supplemental schedule on the following page)	6,465	(1,850)	176
Proceeds from the sale of assets	—	81	—
Redemptions (purchases) of investments, net	(400)	(17)	10,367
Other investing activities	25	—	—
Net cash provided by (used in) investing activities	5,313	(2,105)	10,356
Cash flows from financing activities:
Proceeds from exercise of stock options	251	133	475
Proceeds from the issuance of long-term debt	6,382	—	—
Payments on long-term and short-term debt	(5,660)
Payment of special dividend	—	—	(20,342)
Purchase of treasury stock	(2,806)	—	—
Principal payments under capital lease obligations	(10)	(69)	(626)
Net cash provided by (used in) financing activities	(1,843)	64	(20,493)
Effect of foreign exchange rates on cash and cash equivalents	—	—	(12)
Net increase (decrease) in cash and cash equivalents	4,116	1,519	(11,783)
Cash and cash equivalents at beginning of year	13,382	11,863	23,646
Cash and cash equivalents at end of year	$17,498	$13,382	$11,863
Supplemental disclosures:
Interest paid	$300	$13	$15
Income taxes paid	225	—	—
Common stock issued for acquisitions	$50,954	$6,757	—

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Supplemental Information
(in thousands)

	Year Ended December 31, 2005
	ChannelWave, Inc.	Optum, Inc.	Xelus, Inc.	Requisite, Inc.	btrade Inc.(1)	Total
Intangible assets acquired	$3,272	$13,726	$3,036	$3,010	$—	$23,044
Goodwill	2,919	23,640	3,397	11,952		41,908
Other assets aquired, not including cash	471	7,067	3,138	1,963	—	12,639
Total assets acquired	6,662	44,433	9,571	16,925	—	77,591
Less: Liabilities acquired	1,404	18,783	9,888	4,269	—	34,344
Net assets acquired, not including cash	5,258	25,650	(317)	12,656	—	43,247
Less: Value of shares issued for acquisition	4,280	26,124	—	20,550	—	50,954
Plus: Acquisition costs paid	75	50	110	201	—	437
Plus: Cash paid for escrow settlements	—	745	—	—	60	805
Payments for acquisitions, net of transaction costs and (cash acquired)	$1,053	$321	$(206)	$(7,693)	$60	$(6,465)

	Year Ended December 31, 2004
	bTrade Inc.	Webridge Inc.	Total
Intangible assets acquired	$1,618	$1,620	$3,238
Goodwill	5,057	1,817	6,874
Other assets aquired, not including cash	484	867	1,351
Total assets acquired	7,159	4,304	11,463
Less: Liabilities acquired	3,543	568	4,111
Net assets acquired, not including cash	3,616	3,736	7,352
Less: Proceeds from sale of bTrade assets	50	—	50
Less: Value of shares issued for acquisition	3,209	3,549	6,758
Plus: Cash used to pay existing indebtedness	1,306	—	1,306
Payments for acquisitions, net of transaction costs and (cash acquired)	$1,663	$187	$1,850

The accompanying notes are an integral part of these consolidated financial statements.

CLICK COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business

Click Commerce, Inc. (the “Company”) provides on-demand supply and demand chain management software and consulting, hosting and related services that enable users through out the world to collaborate, in real time, with business partners across an extended enterprise. Our solutions are designed to help support the unique business processes of a wide variety of industries, including manufacturing, aerospace defense, and high-tech. The Company believes its products and services help its customers coordinate and optimize their business processes, lower their costs and improve their customer service. The Company’s customers are primarily based or operating in the United States.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current year presentation.

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

Accounts Receivable and Allowance for Doubtful accounts

The Company monitors collections and payments from its customers and maintains an allowance for estimated credit losses based upon historical experience and any specific customer collection issues that are identified.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Fixed assets acquired through the Company’s acquisitions are valued at their fair values at the date of the respective acquisition. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years, or in the case of leasehold improvements, the shorter of the assets’ useful life or the remaining lease term. Leased equipment meeting certain criteria is capitalized, and the present value of the related lease payments is recorded as a liability. Equipment held under capital leases is amortized on a straight-line basis. Amounts expended for repairs and maintenance are charged to expense as incurred.

CLICK COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

Long-lived Assets

The carrying values of purchased customer relationships, developed technology and other intangible assets, and other long lived assets, are reviewed on a regular basis for the existence of facts or circumstance, both internally and externally, that may suggest impairment. In assessing impairment, the Company determines whether the undiscounted future operating cash flows to be derived from the related asset over the remaining life will be sufficient to recover the carrying value. In the event such cash flows are not expected to be sufficient to recover the carrying value of the asset, the impairment to be recognized is measured by the amount by which the carrying value exceeds the discounted cash flows related to the asset.

Long-term Investments

The Company has invested in a long-term investment fund. Under terms of the investment, the Company has a total commitment of $2.0 million of which $1.4 million has been contributed to date for a pro rata ownership interest of less than 2%. These investments are stated at book value and are recorded in other assets in the Consolidated Balance Sheet.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets and in-process research and development acquired by the Company in a purchase combination. Beginning in 2002, the Company adopted Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, that suspended amortization of goodwill in favor of an annual impairment evaluation by comparing the fair value of the reporting unit to its carrying value including the goodwill. If it is determined that the carrying value exceeds the fair value, an impairment loss would be recognized. During the fourth quarter of 2005,  and 2004, the Company performed its annual impairment review for goodwill and concluded that there was no impairment.

Intangible Assets

Intangibles assets include identifiable purchased assets including customer relationships, developed technology, trade names, order backlogs and in-process research and development. In allocating the purchase price to the assets acquired in a purchase business combination, the Company allocates a portion of the purchase price equal to the fair value at the acquisition date of each of the identifiable intangible assets. Intangible assets are amortized, on a straight line basis, over their respective estimated useful lives ranging from one to seven years, except for purchased in-process research and development which is charged immediately to amortization of intangible assets on the statement of operations and comprehensive income (loss). Amortization of developed technology is recorded in the Cost of product line of the Consolidated Statements of Operations and Comprehensive Income (Loss); the amortization expense for all other intangibles is recorded in Amortization of intangibles in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has no intangible assets with indefinite lives.

The Company continuously monitors factors that could potentially trigger an impairment of its intangible assets. At December 31, 2005, and 2004, the Company determined that there was no evidence of any triggering factors that could potentially impair the carrying value of its intangible assets.

CLICK COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

Long-term Debt

Long-term debt approximates fair value due to variable interest rate.

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

The Company recognizes revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Under the residual method, revenue is recognized in a multiple-element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one of the delivered elements in the arrangement. The Company allocates revenue to each element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. The Company defers revenue for the fair value of its undelivered elements (e.g., professional services and maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements (i.e., software product) when the criteria in SOP 97-2 have been met. If evidence of fair value of the undelivered elements of the arrangement does not exist, all revenue from the arrangement is deferred until evidence of fair value does exist, or until all elements of the arrangement are delivered.

License revenue from contracts in which the Company’s services are not considered essential to the functionality of the software are recognized upon delivery, assuming the above criteria for revenue recognition are met under SOP 97-2. Services are not considered essential if the software is ready to use by the customer upon receipt and, therefore, implementation services do not involve significant customization, modification or development of the underlying software code.

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

CLICK COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

Revenue from contracts recognized under the percentage-of-completion method based on milestones is recognized as product license revenue to the extent that the underlying milestones are related to software deliveries. In contracts with revenue recognized under the percentage-of-completion method based on labor hour inputs, revenues are recognized as product license revenue to the extent that the underlying contracts are for software licenses based on equal application of discounts across all elements of the larger arrangement. For arrangements in which percentage-of-completion accounting is used, the Company records cash receipts from customers and billed amounts due from customers in excess of recognized revenue as billings in excess of revenues earned on contracts in progress. The timing and amount of cash receipts from customers can vary significantly depending on specific contract terms and can, therefore, have a significant impact on the amount of billings in excess of revenues earned on contracts in progress at the end of any given period.

The Company provides hosting services to customers that have licensed the Company’s software under a limited-term software license. Software subscriptions have been accounted for under revenue recognition principles in accordance with the guidance provided by Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” The fees related to multiple-element arrangements are allocated to the individual elements in accordance with Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables,” based upon verifiable, objective evidence of the fair values of each accounting unit. The Company’s subscription arrangements with customers generally cover several elements, including (1) a limited-term software license (a subscription), (2) strategic consulting services, (3) set-up and software subscription services, and (4) hosting services. The Company requires customers in these arrangements to use its hosting facilities, which in accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” results in all arrangement revenue being deferred and recognized ratably over the term of the agreement. If the arrangement includes consulting services, these services are presented as consulting and implementation service revenue and are deferred and recognized ratably over the term of the arrangement, which is normally 12-24 months. Under SAB No. 104 “Revenue Recognition,” costs associated with set-up and implementation of the subscriptions may be expensed as incurred or deferred and recognized over the term of the related arrangement. The Company has elected to defer such costs. The software subscription service typically begins upon customer acceptance. Limited term licenses are required to be hosted through the Company’s hosting services.

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

CLICK COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

Professional services revenue primarily consists of implementation services related to the installation of the Company’s software products and training revenues. The fair value of the professional services portion of the arrangement is based on the daily rates the Company charges for these services when sold independently from a software license. Substantially all of the Company’s professional services arrangements are on a time and materials basis and, accordingly, are recognized as the services are performed.

In accordance with EITF No. 01-14, the Company classifies the reimbursement of out-of-pocket expenses from its customers as revenue, in the Statement of Operations and Comprehensive Income (Loss).

Software Costs

Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility of computer software products to be licensed or otherwise marketed, are classified as research and development costs, and are expensed as incurred. Once technological feasibility has been determined, costs incurred in continuing the software development, including coding, testing, and product quality assurance, are capitalized. To date, the period between technological feasibility and general availability has been short and costs qualifying for capitalization have been insignificant. Accordingly, no software development costs have been capitalized to date.

Costs associated with software developed or acquired for internal use are capitalized and amortized over the useful life of the software.

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

Anti-dilutive stock options that were excluded from the net income (loss) per share calculations for the years ended December 31, 2005 and 2004 totaled 60,014 and 87,389 respectively. All outstanding stock options were anti-dilutive for the year ended December 31, 2003, due the Company having a net loss for the period.

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

CLICK COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

Financial Instruments

The reported amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued compensation, accrued expenses, other current liabilities and short-term notes payable, approximate their fair values due to the short-term nature of these instruments.

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

The Company has applied APB 25 and related interpretations in accounting for its stock options issued under the Amended and Restated Click Commerce Stock Option and Stock Award Plan and the Amended and Restated Directors’ Stock Option and Stock Award Plan. Accordingly, no compensation cost has been recognized on stock options for which the exercise price equaled the fair value at the date of grant. Had the Company determined compensation cost based on the method required by SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share for 2005, 2004 and 2003 would approximate the pro forma amounts below:

	2005	2004	2003
	(in thousands, except per share amounts)
Net income (loss), as reported	$19,522	$5,177	$(3,651)
Stock-based employee compensation expense included in the determination of net income (loss) as reported, net of related tax effects	—	21	58
Total fair value method employee stock-based compensation expense, net of related tax effects	(3,731)	(1,186)	(1,213)
Pro forma net income (loss)	$15,791	4,012	$(4,806)
Basic income (loss) per share:
As reported	$1.73	$0.56	$(0.45)
Pro forma	$1.40	$0.44	$(0.59)
Diluted income (loss) per share:
As reported	$1.63	$0.54	$(0.45)
Pro forma	$1.32	$0.42	$(0.59)

CLICK COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2005	2004	2003
Expected life, in years	4.0	4.0	4.0
Expected volatility	75 - 92%	78%	171%
Risk-free interest rate	4.0 - 4.5%	3.0%	3.0%
Dividend yield	0.0%	0.0%	0.0%

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share—Based Payment (SFAS No. 123(R)).” SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. Beginning in January 2006, the Company expects to adopt SFAS No. 123(R) under the modified retrospective method. Under the modified retrospective method, the Company is required to restate prior period financial results to include the impact of share-based compensation expense. In 2006, the Company expects it will incur approximately $0.5 million (before the effect of income taxes) in non-cash stock-based compensation charges in connection with its adoption of SFAS No. 123(R).

Prior to its IPO, the Company granted certain stock options at exercise prices less than their deemed fair value; accordingly, the Company recorded deferred compensation of $4,636,000. Such deferred compensation was amortized on a straight-line basis over the vesting period of each individual award, resulting in $21,000 and $58,000 of stock-based compensation expense in the years ended December 31, 2004 and 2003, respectively. The following table contains the amortization expense attributable to each noted expense caption, as applicable on the consolidated statements of operations and comprehensive income (loss).

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Stock-based employee compensation expense attributable to:
Cost of revenues	$—	13	$7
Sales and marketing	—	8	49
Research and development	—	—	2
Total	$—	$21	$58

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

CLICK COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

The Company translates assets and liabilities of non-U.S. functional currency subsidiaries into U.S. dollars at the rates of exchange in effect at the end of each period. Revenues and expenses are translated using average rates in effect during the period. Gains and losses from translation adjustments are included in shareholders’ equity under the caption “Accumulated other comprehensive income.” Currency transaction gains or losses created by monetary assets and liabilities stated in currency other than the functional currencies are recognized in current operations and have not been significant to the Company’s operating results.

Advertising Expense

The Company expenses all advertising costs as they are incurred. The Company incurred no advertising expense for the years ended December 31, 2005, 2004 and 2003.

3.   Acquisitions

Effective March 24, 2003, the Company completed its acquisition of all of the capital stock of Allegis Corporation (“Allegis”), a privately-held California corporation engaged in licensing partner relationship management software and providing professional implementation services, hosting, and maintenance services related to its software. Results of Allegis’ operations have been included in the Company’s consolidated financial statements since March 24, 2003. Under the terms and conditions of the Agreement and Plan of Merger, Allegis became a wholly-owned subsidiary of the Company, and the holders of Allegis’ preferred stock received cash consideration in an aggregate amount of approximately $10,200. The Company funded the acquisition using available cash on hand. The product line acquired in this transaction is considered to be the Company’s partner relationship manager product line and is considered to be a part of the Company’s legacy product lines for 2005 reporting purposes.

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

CLICK COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Acquisitions (Continued)

Effective April 21, 2004, the Company completed its acquisition of substantially all the operating assets of Webridge, Inc. (“Webridge”), a privately-held Delaware corporation based in Beaverton, Oregon. Pursuant to the Asset Purchase Agreement, dated as of March 17, 2004 and amended March 30, 2004, the Company acquired the operating assets of Webridge, Inc., based on a valuation of Webridge as a going-concern, for consideration consisting of 615,303 shares of the Company’s common stock, valued at $5.766 per share, including shares issued for working capital adjustments. The Company incurred $0.2 million of transaction costs. The product line acquired in this transaction is considered to be the Company’s research and health care product line which is one of the Company’s legacy product lines for 2005 reporting purposes.

On July 1, 2004, the Company acquired bTrade, a privately-held Texas corporation based in Irving, Texas. Pursuant to an Agreement and Plan of Merger, dated as of June 17, 2004, bTrade became a wholly-owned subsidiary of the Company. The Company acquired bTrade, based on a valuation of bTrade as a going-concern, for consideration consisting of 666,425 shares (net of a 2,942 share adjustment in 2005 for working capital settlements) valued at $4.795 per share, of Company common stock, $0.2 million in cash, and the assumption and repayment of approximately $1.3 million of existing bTrade indebtedness. The Company incurred $0.2 million of transaction costs related to this transaction.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed on the effective date of the Webridge and bTrade acquisitions. The Company incurred approximately $0.2 million and $0.2 million of direct expenses related to the closing of the Webridge and bTrade acquisitions, respectively. The opening balances reflecting all purchase price adjustments are presented below.

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

(1)          The acquired debt was paid immediately upon the closing of the acquisition of bTrade

CLICK COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Acquisitions (Continued)

Effective February 2, 2005, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with ChannelWave, Inc. (“ChannelWave”). Pursuant to the Purchase Agreement, the Company acquired certain assets from ChannelWave, including substantially all assets relating to ChannelWave’s Partner Relationship Management System and Service Information System businesses, for consideration comprised of $1.0 million of cash and 225,807 shares valued at $18.954 per share of the Company’s common stock (of which 29,033 shares are being held by the Company in escrow for certain potential additional liabilities of ChannelWave pursuant to the Purchase Agreement). The Company incurred $0.1 million of transaction costs. ChannelWave offers demand chain solutions. On October 19, 2005, the Company completed a repurchase of 181,024 shares pursuant to Share Repurchase Agreements (the “Share Repurchase Agreements”) with Commerce 5, Inc. (formerly known as ChannelWave, Inc.) and a former executive officer of Commerce 5, Inc., respectively. Pursuant to the terms of the Share Repurchase Agreements, the Company repurchased shares of its common stock for a purchase price of $15.50 per share, or $2,805,872 in the aggregate. The remaining 44,783 shares of the Company’s common stock are expected to be registered for resale on a Registration Statement on Form S-3. The Company incurred $0.1 million of transaction costs.

Effective February 7, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Optum, Inc. (“Optum”), and its stockholders, pursuant to which the Company acquired Optum. In consideration for the merger, the Company paid $325,467 in cash, issued 1,405,780 shares valued at $18.583 per share of the Company’s common stock to the stockholders of Optum (of which $65,093 in cash and 281,156 shares of the Company’s common stock are being held by an escrow agent for certain potential additional liabilities of Optum pursuant to the Merger Agreement), and assumed approximately $4.3 million of Optum indebtedness. The shares of the Company’s common stock are expected to be registered for resale on a Registration Statement on Form S-3. The Company incurred $0.1 million of transaction costs. The product line acquired in this transaction is considered to be the Company’s supply chain management product line and is considered to be a part of the Company’s acquired product lines for 2005 reporting purposes.

Effective May 27, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Xelus, Inc. (“Xelus”), and its stockholders, pursuant to which the Company acquired Xelus. In consideration for the merger, the Company paid $1 in cash, assumed approximately $2.2 million of Xelus indebtedness, settled a long-term lease liability for $543,000 and incurred transaction-related expenses in the amount of $0.1 million. No shares of Company stock were issued in connection with the Xelus acquisition. The product line acquired in this transaction is considered to be the Company’s service parts planning and optimization product line and is considered to be a part of the Company’s acquired product lines for 2005 reporting purposes.

Effective November 22, 2005, the Company acquired all of the assets and liabilities of Requisite Technology, Inc. (“Requisite”), pursuant to an Agreement and Plan of Merger (the “Agreement”). In consideration for the merger, the Company paid $1,526,416 in cash and issued 777,903 shares of the Company’s common stock valued at $26.42 per share to stockholders of Requisite (of which $93,800 in cash and 80,337 shares of the Company’s common stock are being held by an escrow agent to satisfy certain potential obligations of Requisite and its former shareholders).  The shares of the Company’s common stock are expected to be registered for resale on a Registration Statement on Form S-1. The Company incurred $0.2 million of transaction costs. The product line acquired in this transaction is

CLICK COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Acquisitions (Continued)

considered to be the Company’s master data management product line and is considered to be a part of the Company’s acquired product lines for 2005 reporting purposes.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed on the effective date of the ChannelWave, Optum, Xelus and Requisite acquisitions. The Company incurred approximately $100,000, $100,000, $100,000 and $200,000 of direct expenses related to the closing of the ChannelWave, Optum, Xelus and Requisite acquisitions, respectively. The final allocations of the purchase prices are subject to change as the Company completes the valuation of the acquired assets and assumed liabilities.

	ChannelWave	Optum	Xelus	Requisite
	February 2, 2005	February 7, 2005	May 27, 2005	November 22, 2005
	(in thousands)
Assets:
Cash and cash equivalents	$—	$817	$844	$9,473
Trade accounts receivable, net	421	4,235	1,953	1,370
Other current assets	—	768	378	255
Total current assets	421	5,820	3,175	$11,098
Property and equipment	50	1,644	807	39
Intangible assets	3,272	13,726	3,036	3,010
Goodwill	2,919	23,640	3,397	11,952
Other assets	—	420	—	299
Total assets	$6,662	$45,250	$10,415	$26,398
Liabilities:
Accounts payable	$—	$1,703	$1,141	26
Accrued liabilities	75	5,956	648	2,352
Accrued compensation	—	3,073	1,023	500
Deferred revenue	1,329	3,587	4,803	1,391
Short-term lease obligation	—	165	—	—
Short-term debt obligation	—	1,762	2,204	—
Long-term debt obligation	—	2,537	69	—
Total liabilities	1,404	18,783	9,888	4,269
Net assets acquired	$5,258	$26,467	$527	$22,129

CLICK COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Acquisitions (Continued)

The following table sets forth the allocation of intangible assets arising from the Company’s acquisitions to customer relationships, developed technology, trade names, order backlog as well as the in-process R&D charge. These intangible assets, as well as the goodwill recorded by the Company, will be evaluated, as required, to determine that the fair value of such assets does not exceed their recorded values. If impairment exists, the carrying values of such assets will be reduced to their fair value. No goodwill or intangible asset impairments were recorded for the year ended December 31, 2005, 2004 and 2003.

	Customer Relationships(1)	Developed Technology(2)	Trade Names(3)	Order Backlog(4)	In process R&D(5)	Total
Requisite	$1,238	$1,492	$—	$280	$	$3,010
Xelus	2,684	283		69		3,036
Optum	9,850	3,573		303		13,726
ChannelWave	2,758	514				3,272
bTrade	1,195	274	—	143	6	1,618
Webridge	560	910	150	—	—	1,620
Allegis	466	—	—	—	—	466
Gross intangible assets and in-process R&D	18,751	7,046	150	795	6	26,748
Accumulated amortization at December 31, 2005	(2,811)	(1,260)	(85)	(457)	(6)	(4,619)
Balance at December 31, 2005	$15,940	$5,786	$65	$338	$—	$22,129
Amortization expense:
Year ended December 31, 2005	$2,340	$1,083	$50	$385	$—	$3,858
Year ended December 31, 2004	364	176	35	72	6	653
Year ended December 31, 2003	107	—	—	—	—	107
Estimated amortization expense for the 12 months ended:
December 31, 2006	2,788	1,606	50	338	—	4,782
December 31, 2007	2,712	1,567	15	—	—	4,294
December 31, 2008	2,712	1,353	—	—	—	4,065
December 31, 2009	2,515	1,178	—	—	—	3,693
December 31, 2010	2,361	81	—	—	—	2,442

(1)          Customer relationships are amortized over seven years for Requisite, Xelus, Optum and ChannelWave, over five years for bTrade and Webridge, and over three years for Allegis.

(2)          Developed technology is amortized over five years for Requisite, Optum, ChannelWave and bTrade, four years for Webridge and three years for Xelus and is reflected in the cost of product license revenue on the consolidated statement of operations and comprehensive income (loss).

(3)          Trade names are being amortized over three years

(4)          Order backlogs are being amortized over one year

(5)          In-process R&D is charged immediately to amortization of intangible assets on the statement of operations and comprehensive income (loss).

CLICK COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Acquisitions (Continued)

The following unaudited pro forma financial information for the years ended December 31, 2005 and 2004 presents the consolidated operations of the Company as if all of the acquisitions had been consummated on January 1, 2004, after giving effect to certain adjustments for the pro forma acquisitions as of the assumed January 1, 2004 acquisition date. The unaudited pro forma financial information is provided for informational purposes only, should not be construed to be indicative of the Company’s consolidated results of operations had the acquisition of Webridge, bTrade, ChannelWave, Optum, Xelus and Requisite been consummated on these earlier dates, and do not project the Company’s results of operations for any future period:

	Year Ended December 31,
	2005	2004
	(in thousands, except per share data)
Revenues	$72,418	$70,202
Net income (loss)	18,194	2,124
Basic net income (loss) per share	$1.52	$0.18
Diluted net income (loss) per share	$1.42	$0.17

4.   Net income (loss) Per Share

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
	(in thousands)
Numerator for basic and diluted earnings (loss) per share—net income (loss)	$19,522	$5,177	$(3,651)
Denominator for basic earnings (loss) per share—weighted average shares	11,275	9,164	8,163
Effect of diluted securities:
Stock option plans	732	457	—
Denominator for diluted earnings per share—adjusted weighted—average shares	12,007	9,621	8,163

For the years ended December 31, 2005 and 2004, potentially dilutive shares totaled 60,014 and 87,389, respectively. For the year ended December 31, 2003 810,566 stock options were anti-dilutive.

5.   Concentrations of Credit Risk

During the year ended December 31, 2005, one single customer, Lucent Technologies Inc. accounted for 13% of the Company’s total revenue. During the year ended December 31, 2004 and 2003, one customer, Microsoft Corporation, accounted for 11% and 19%, respectively, of the Company’s total revenue.

As of December 31, 2005, no one customer accounted for 10% of the Company’s gross trade accounts receivable.  As of December 31, 2004 one customer, Microsoft Corporation, made up 16% of the Company’s gross trade accounts receivable.

CLICK COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Property and Equipment

Property and equipment is comprised of the following:

	December 31,
	2005	2004
	(in thousands)
Equipment, automobiles, furniture and fixtures	$3,355	$1,334
Leased equipment	—	1,779
Computer software	1,541	732
Leasehold improvements	203	138
	5,099	3,983
Less accumulated depreciation and amortization	(2,334)	(3,113)
Net property and equipment	$2,765	$870

Accumulated amortization related to capitalized leased equipment was $1.8 million as of December 31, 2005 and 2004.

7.   Restructuring

In 2005, the Company made the final lease payments, totaling $79,000, related to the remaining lease commitments on excess office space. Accordingly, there is no reserve for restructuring as of December 31, 2005.

During 2004, the Company determined that $121,000 of restructuring accruals were no longer needed as all employee severance had been paid out and no further obligations existed. Therefore, the Company reversed this accrual. As of December 31, 2004, the Company’s restructuring accrual related to remaining lease commitments on excess office space.

In the quarter ended June 30, 2003, the Company continued to execute its restructuring plan following the Allegis acquisition. As part of this plan, certain redundant costs were eliminated. These actions resulted in the termination of 15 employees primarily in the professional services, support and research and development departments. All of these employees were terminated in the second quarter of 2003. The Company also consolidated office space and included an additional restructuring charge for the remaining lease payments on the Company’s excess office space located in Chicago and Boston. The restructuring costs of $2,378,000 recorded during the first six months of 2003 are detailed below. In the third quarter of 2003, the Company reached a settlement with the landlord for its vacant office space in Chicago that resulted from its consolidation efforts in the second quarter. This agreement resulted in the cancellation of the Company’s original lease obligation in exchange for a $900,000 cash payment. As of June 30, 2003, the total cost of this lease was estimated at $1,865,000 and was included in the restructuring charge and accrual recorded during the second quarter of 2003. Accordingly, the Company reversed $965,000 of the restructuring accrual in the quarter ended September 30, 2003 as a result of the lease settlement. This reversal amount was netted against restructuring and other charges in the statement of operations for the year ended December 31, 2003.

CLICK COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Restructuring (Continued)

The following table contains the significant components of the restructuring charge.

	Accrual at December 31, 2004	2005 cash payments	Balance at December 31, 2005
	(in thousands)
Facilities related costs	79	(79)	—
Total	$79	$(79)	$—

	Accrual at December 31, 2003	Adjustment to previous accrual	2004 cash payments	Balance at December 31, 2004
	(in thousands)
Employee severance, benefits and related costs	$121	$(121)	$—	$—
Facilities related costs	152	—	(73)	79
Legal costs and other	30	—	(30)	—
Total	$303	$(121)	$(103)	$79

	Accrual at December 31, 2002	Additional restructuring charges in 2003	Adjustment to previous accrual	2003 cash payments	Balance at December 31, 2003
	(in thousands)
Employee severance, benefits and related costs	$252	$182	$—	$(313)	$121
Facilities related costs	—	2,144	(965)	(1,027)	152
Legal costs and other	30	30	—	(30)	30
Total	$282	$2,356	$(965)	$(1,370)	$303

8.   Impairment of Assets

In 2003, in conjunction with its reviews of redundant cost structures, the Company wrote-off certain third party licenses related to products that had no projected sales and no plans for further development. A charge of $582,000 was recorded as “Impairment of third party licenses” in cost of revenues in the accompanying statements of operations and comprehensive income (loss). During the same year, the Company recorded an additional impairment charge of $1,005,000 included in Restructuring and other charges. This charge related to leasehold improvements associated with excess office space, a redundant computer system and excess equipment and was recorded in restructuring and other charges in the statement of operations. The Company also recorded a recovery of $18,000 related to previously impaired assets. This recovery was netted against restructuring and other charges in the statement of operations and comprehensive income (loss) for the year ended December 31, 2003.

9.   Lease Commitments

The Company is obligated as lessee under certain noncancelable operating leases for equipment, cars and office space, and is also obligated to pay insurance, maintenance and other executory costs associated with the leases. Rent expense, net of sublease rental income, was $1.5 million, $0.7 million and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum payments under

CLICK COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Lease Commitments (Continued)

noncancelable lease obligations with initial or remaining terms in excess of one year, net of estimated sublease rental income, are as follows as of December 31, 2005:

Operating leases(1)
(in thousands)
2006	$3,267
2007	1,433
2008	1,206
2009	844
2010	486
Thereafter	—
Total future minimum lease payments	$7,236

(1)   The Company has sub-lease commitments of $610 pertaining to these lease obligations.

10.   Income Taxes

Income tax expense consists of:

	Current	Deferred	Total
(in thousands)
Year ended December 31, 2005:
U.S. Federal	$390	$(5,466)	$(5,076)
State	473	(796)	(323)
Year ended December 31, 2004:
U.S. Federal	$—	$—	$—
State	—	—	—
Year ended December 31, 2003:
U.S. Federal	$—	$—	$—
State	—	—	—

The income tax expense (benefit) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to the income (loss) before income taxes as a result of the following:

	2005	2004	2003
U.S. Federal statutory rate (benefit)	34.0%	34.0%	(34.0)%
State income taxes, net of Federal income tax	4.2	5.1	(4.2)
Non-deductible expenses	0.4	0.9	2.0
Stock option compensation	(1.2)	0.1	(0.8)
Increase(decrease) in valuation allowance (net of effect of acquisitions)	(69.2)	(40.1)	37.1
Amortization	6.9	—	—
Write-off investment in foreign subsidiary	(11.6)	—	—
Other	(1.8)	—	(0.1)
	(38.3)%	0%	0%

CLICK COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2005 and 2004 are presented below:

	2005	2004
	(in thousands)
Deferred tax liabilities
Depreciation	$(846)	$—
Total deferred tax liabilities	(846)	—

	(in thousands)
Deferred tax assets:
Accounts receivable	$499	$201
Accrued compensation expense	715	174
Net operating loss	98,998	7,988
Depreciation	(462)	(13)
Restructuring reserve	—	31
Amortization	851	(266)
Accrued expenses	1,523	200
Tax credits	7,686	338
Other	382	64
Gross deferred tax assets	110,192	8,717
Valuation allowance	(103,076)	(8,717)
Total deferred tax assets	$7,116	$—

At December 31, 2005, the Company estimates that it had for U.S. federal income tax purposes gross net operating losses of approximately $239.8 million, which begin to expire in 2014 to the extent not limited under Section 382 of the Internal Revenue Code, research and experimentation credits of approximately $7.3 million and minimum tax credits of approximately $390,000. The Company’s ability to benefit from certain net operating loss and tax credit carryforwards associated with its acquisitions is limited under Sections 382 and 383 of the Internal Revenue Code. Accordingly, approximately $9.0 million of the $239.8 million of U.S. net operating loss carryforwards, $1.1 million of the $7.3 million of research and experimentation credits and all of the minimum tax credits are available currently to offset taxable income that the Company may recognize in the future.

The Company’s fourth quarter and full year results include a reversal of a portion of its net deferred tax asset valuation allowance. A valuation allowance, originally established in 2001 and adjusted annually thereafter, was recorded as the Company had determined that the realization of those tax assets did not meet the more-likely-than-not criteria under accounting rules. In the fourth quarter of 2005, based on an evaluation of the Company’s most recent ten quarters of profitability and the expectation of continued net income, a $5.4 million tax benefit was recognized as the Company determined that it has met the more-likely-than-not criteria related to certain net deferred tax assets. The Company continues to maintain a valuation allowance in the amount of $103.1 million for certain other net deferred tax assets primarily associated with accumulated tax loss carry-forwards and other deferred tax assets from its acquisitions. The Company recorded a net increase in the valuation allowance of $94.4 million due to its acquisitions (net of

CLICK COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Income Taxes (Continued)

the reversal of the valuation allowance not related to the acquisitions) in 2005 and a reduction in the valuation allowance of $3.7 million in 2004, and an additional valuation allowance of $1.4 million in 2003. The Company’s tax valuation allowance was $103.1 million and $8.7 million at December 31, 2005 and 2004, respectively.

11.   Shareholders’ Equity

On May 1, 2003, the Company announced that its Board of Directors had declared a special cash dividend in the amount of $2.50 per share of the Company’s common stock (“Special Dividend”). The Special Dividend was paid on June 4, 2003 to shareholders of record as of May 20, 2003. As of May 20, 2003, the Company had 8,136,643 shares of common stock outstanding, which resulted in a total Special Dividend payment of $20,342,000.

12.   Employee and Director Stock Option and Stock Award Plans

In October 1998, the Company’s Board of Directors adopted the Click Commerce, Inc. Stock Option and Stock Award Plan (“the Employee Plan”), pursuant to which the Board may grant stock options and stock appreciation rights to officers and key employees. The Employee Plan originally authorized grants of options to purchase up to 899,502 shares of authorized common stock. On February 14, 2000, the Board of Directors approved an amendment to the Employee Plan, which increased the number of options available for grant to 986,168. Pursuant to the Employee Plan, which allows for an adjustment of the number of options available for grant upon changes in capitalization, the number of options authorized for grant was subsequently increased to 1,556,169 in contemplation of the Company’s IPO. Stock options are granted at an exercise price equal to the stock’s fair value at the date of grant. All stock options have ten-year terms and generally vest over three to five years from the date of grant. At December 31, 2005, there were 229,065 shares reserved for future grants under the Employee Plan. Stock options outstanding as of December 31, 2005 include options to purchase up to 913,042 shares of common stock, which have been granted to individuals under option agreements from the Employee Plan.

The Company’s Directors’ Stock Option and Stock Award Plan (the “Directors’ Plan”) provides for the grant of non-qualified stock options and stock awards to non-employee directors. The Directors’ Plan provides for the issuance of up to 600,000 shares of common stock. Beginning in 2003 and for each subsequent year, non-employee directors are automatically granted an option to purchase 12,000 shares of the Company’s common stock on the date of each annual shareholders’ meeting. Stock options are granted at an exercise price equal to the stock’s fair value at the date of grant. All stock options have ten-year terms and vest at the date of grant. Prior to 2004, non-employee directors of the Company also received an automatic grant each year of shares of the Company’s common stock equal in value to $25,000 based on the fair market value of the common stock on the date of grant. At December 31, 2005, there were 275,875 shares reserved for future issuance of common stock. Stock options outstanding and deferred shares of common stock at December 31, 2005 total 287,258. For the year ended December 31, 2005, the Company granted 84,000 options to purchase shares of the Company’s common stock, and 12,000 options were exercised. No stock grants were issued to directors in 2005, 2004 or 2003.

CLICK COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Employee and Director Stock Option and Stock Award Plans (Continued)

Stock option transactions are summarized as follows:

	December 31,
	2005		2004		2003
	Number of shares	Weighted average exercise prices	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise prices
Outstanding at beginning of year	1,067,207	$7.93	810,566	$8.58	431,371	$32.73
Granted	286,666	17.40	534,000	6.14	960,675	1.91
Exercised	(68,908)	3.65	(67,299)	$2.05	(268,582)	1.76
Cancelled	(84,665)	7.28	(210,060)	7.78	(312,898)	26.95
Outstanding at end of year	1,200,300	9.94	1,067,207	$7.93	810,566	$8.58
Options exercisable at end of year	818,055	12.29	354,028	$14.64	177,078	$25.90
Weighted average per share fair value of options granted during the year		11.33		$3.63		$1.76

	Options Outstanding			Options Exercisable
Exercise Prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise prices
$ 0.000 - $ 1.800	79,897	6.8 Years	$1.07	52,980	$0.70
$ 1.801 - $ 2.050	302,650	7.5 Years	1.90	176,275	1.89
$ 2.051 - $ 5.500	139,001	7.7 Years	4.32	138,501	4.33
$ 5.501 - $ 6.250	119,334	8.6 Years	6.03	56,003	6.03
$ 6.251 - $ 15.000	233,792	8.2 Years	6.82	73,670	6.49
$ 15.001 - $ 25.000	265,666	9.4 Years	17.57	260,666	17.58
$ 25.001 - $ 50.000	29,294	4.7 Years	42.61	29,294	42.61
$ 50.001 - $100.000	25,066	5.2 Years	68.01	25,066	68.01
$100.001 - $150.000	3,100	4.2 Years	109.51	3,100	109.51
$150.001 - $200.000	2,500	5.1 Years	158.05	2,500	158.05
	1,200,300			818,055

13.  Credit Facility

On March 31, 2005, the Company entered into a $10.0 million revolving line of credit agreement maturing on April 1, 2008. The borrowing under the line of credit carries an interest rate based on the LIBOR average rate with a weighted average interest rate of 5.4% for the year ended December 31, 2005. The unused portion is subject to a fee of 0.3%. At December 31, 2005, the Company borrowings under this revolving line of credit were $6.5 million and were classified as long-term debt. The proceeds were used to pay off the debt and certain liabilities assumed in the Optum and Xelus acquisitions. Of the remaining $3.6 million, up to $2.0 million may be used for the Company’s letters of credit. As of December 31, 2005, the Company has $0.6 million outstanding under various letters of credit. The line of credit contains terms that, among other provisions, require the Company to maintain certain minimum net worth and other

CLICK COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Credit Facility (Continued)

financial ratios and specific limits or restrictions on additional indebtedness, liens and continuity of business. Provisions under this line of credit are not considered restrictive to normal operations. The entire balance of this credit facility is payable in full on April 1, 2008. The Company has no obligation to make principal payments on this credit agreement until April 1, 2008 unless it violates any loan covenants stated in the agreement. The Company was not in violation of any loan covenants at December 31, 2005.

14.   Retirement Savings Plan

The Company’s employees participate in the Administaff of Texas, Inc. 401(k) plan (“the Plan”) that covers substantially all employees. The Plan provides for discretionary contributions by the Company based on a percentage of participant compensation, subject to limitations imposed by applicable government regulations. There were no contributions made to the Plan by the Company in 2005, 2004 and 2003.

15.   Related-party Transactions

Michael W. Ferro, Jr., the Company’s founder and chief executive officer, is also the founder, a director and majority shareholder of WarrantyCheck.com, Inc. (“WarrantyCheck”). During 2003, the Company incurred third party contractor costs to Warranty Check of $100,000. There were no costs incurred in 2005 and 2004.

During 2002, the Company entered into a software license purchase agreement with a customer whose Chairman also serves as a director of the Company. In 2005, 2004 and 2003, revenues earned by the Company for software and implementation services totaled $0, $324,000 and $0, respectively. During 2003, the Company entered into a sublease with the customer for a fractional share of a sporting venue skybox. During 2005, 2004 and 2003, amounts paid under this agreement totaled $29,000, $41,000 and $39,000 respectively.

An individual who was the corporate secretary through May 2, 2003 and a shareholder of the Company is associated with a law firm that has rendered various legal services to the Company. For the year ended December 31, 2003, the Company incurred legal expenses with that firm of $192,000 during the period the individual served as corporate secretary.

CLICK COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

16.   Quarterly Results of Operations (Unaudited)

The following table sets forth the Company’s unaudited quarterly operating results for the eight quarters ended December 31, 2005, as well as that data expressed as a percentage of total revenue for each quarter. This information has been derived from the Company’s condensed consolidated unaudited financial statements which have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of such information. Historical quarterly operating results are not indicative of results to be achieved in succeeding quarters or years and should not be relied upon as an indication of future performance.

	Three months ended
	Dec. 31, 2005	Sep. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sep. 30, 2004	June 30, 2004	Mar. 31, 2004
	(in thousands) (unaudited)
Revenue	$ 18,231	16,205	$ 13,349	$ 10,925	$ 7,213	$ 7,036	$ 6,208	$ 5,272
Cost of revenues(a)	6,289	5,947	5,171	4,187	2,076	2,651	2,344	2,467
Gross profit	11,942	10,258	8,178	6,738	5,137	4,385	3,864	2,805
Operating expenses:
Sales and marketing(a)	2,482	2,058	1,602	1,146	1,102	1,084	680	598
Research and development	2,329	1,822	1,666	1,209	841	1,007	654	411
General and administrative	1,923	1,596	1,282	1,006	1,553	856	1,200	915
Amortization of intangible assets	748	810	505	720	180	172	85	40
Amortization of stock-based compensation	—	—	—	—	—	—	13	8
Restructuring and other charges (recoveries)	—	—	—	—	(121)	—	—	—
Total operating expenses	7,482	6,286	5,055	4,081	3,555	3,119	2,632	1,972
Operating income	4,460	3,972	3,123	2,657	1,582	1,266	1,232	833
Other income (expense), net	34	(185)	89	(27)	195	104	(54)	19
Income before income tax benefit	4,494	3,787	3,212	2,630	1,777	1,370	1,178	852
Income tax (benefit)	(5,399)	—	—	—	—	—	—	—
Net income	$ 9,893	$ 3,787	3,212	$ 2,630	$ 1,777	$ 1,370	$ 1,178	$ 852
Basic income per common share	$ 0.84	$ 0.33	$ 0.28	$ 0.25	$ 0.18	$ 0.14	$ 0.13	$ 0.10
Diluted income per common share	$ 0.79	$ 0.31	$ 0.27	$ 0.23	$ 0.17	$ 0.14	$ 0.13	$ 0.10

(a)     Excludes amortization of stock-based compensation presented in a separate caption, as described in Note 2. The following table contains the amortization expense attributable to each noted expense caption above.

Three months ended
	Dec. 31, 2005	Sep. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sep. 30, 2004	June 30, 2004	Mar. 31, 2004
(in thousands) (unaudited)
Stock-based employee compensation expense attributable to:
Cost of revenues	$ —	—	—	—	$ —	$ —	$ 11	$ 2
Sales and marketing	—	—	—	—	—	—	2	6
Total	$ —	$ —	$ —	$ —	$ —	$ —	$ 13	$ 8

CLICK COMMERCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

17.   Commitments and Contingencies

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

In 2004 the Company was notified by the tax authorities in the Netherlands that the Company had a potential tax liability. In the fourth quarter of 2005, the Company received a determination letter from the tax authorities in the Netherlands that asserted tax deficiencies and penalties and interest based on audits of the years 2000, 2001 and 2002 in the amount of EURO 2.3 million, or approximately $3.2 million. The asserted tax deficiencies relate to certain wage tax amounts, including amounts related to vested employee stock options, that the tax inspector believes should have been withheld by the Company on behalf of several employees. The Company believes that it has meritorious legal defenses to a significant portion of these deficiencies. The Company recorded an accrual of $650,000 in the year ended December 31, 2004 for its assessment of the most probable outcome of this matter. This reserve is recorded in accrued expenses and other current liabilities on the December 31, 2004 and 2005 consolidated balance sheets and is recorded in general and administrative expenses in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2004.

In 2004, the Company determined that an accrual in the amount of $481,000 related to potential exposures for support fees for third party embedded software was no longer needed as the Company had ceased using the third party software products in its software products. Accordingly, as of December 31, 2004, the Company reversed this accrual and recorded the reversal as income in general and administrative expenses in the consolidated statement of operations and comprehensive income (loss).

18.    Subsequent Event

Effective February 8, 2006, the Company and its wholly-owned subsidiary, Click Procure, Inc. (the “Subsidiary”) entered into an Asset Purchase Agreement (the “Purchase Agreement”), with Elance, Inc. (“Elance”) pursuant to which the Subsidiary purchased the assets of the Seller’s on-demand e-commerce solutions for services business (the “enterprise software business”). The assets acquired by the Subsidiary in the transaction include software, trademarks, customer contracts and lists, product processes, other intangible assets, cash, receivables and other operating assets, as well as its obligations under certain contracts related to the enterprise software business. The Subsidiary also acquired all of the stock of Elance’s subsidiaries in the United Kingdom and India engaged in such business. The total consideration paid for the acquisition was approximately $15,250,000, comprised of $3,500,000 in cash and issued 420,123 shares of the Company’s common stock valued at $27.97 per share to Elance (of which 75,980 shares of the Company’s common stock are being held by an escrow agent to satisfy the indemnification obligations of Elance under the agreement). The shares of the Company’s common stock are expected to be registered for resale on a Registration Statement on Form S-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Click Commerce, Inc.:

Under date of March 21, 2005, we reported on the consolidated balance sheet of Click Commerce, Inc. (the Company) as of December 31, 2004, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
March 21, 2005

CLICK COMMERCE, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Beginning Balance	Bad Debt Expense	Write-Offs	Ending Balance
	(in thousands)
Year ended December 31, 2005	$514	421		$935
Year ended December 31, 2004	$323	240	(49)	$514
Year ended December 31, 2003	$175	149	(1)	$323

Valuation Allowance for Deferred Tax Assets	Beginning Balance	Additions	Reductions	Ending Balance
	(in thousands)
Year ended December 31, 2005	$8,717	103,076	(8,717)	$103,076
Year ended December 31, 2004	$12,394	—	(3,677)	$8,717
Year ended December 31, 2003	$10,987	1,407	—	$12,394