Form 10-Q
period 2006-03-31
CLICK COMMERCE INC
filed 2006-05-10
CIK 1107050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2006, there were 12,618,659 shares of the registrant’s common shares outstanding.

CLICK COMMERCE, INC.

Part 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$22,327	$17,498
Trade accounts receivable, less allowance for doubtful accounts of $1,014 and $935 respectively	22,043	25,336
Revenue earned on contracts in progress in excess of billings	746	481
Prepaids and other current assets	3,222	1,879
Total current assets	48,338	45,194
Property and equipment, net	2,922	2,765
Intangible assets, net	24,574	22,129
Goodwill	60,565	48,782
Deferred tax assets	4,194	7,116
Other assets	1,653	1,673
Total assets	$142,246	$127,659
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,443	$1,454
Billings in excess of revenues earned on contracts in progress	15	177
Deferred revenue	15,623	16,421
Accrued compensation	3,087	3,190
Accrued rent	1,986	2,610
Accrued expenses and other current liabilities	4,991	4,552
Short-term notes payable	307	829
Total current liabilities	27,452	29,233
Long-term debt	6,456	6,464
Other liabilities	1,185	846
Total liabilities	35,093	36,543
Shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 12,828,747 and 12,217,857 shares issued as of March 31, 2006 and December 31, 2005, respectively; 12,618,659 and 12,007,769 shares outstanding as of March 31, 2006 and December 31, 2005, respectively	13	12
Additional paid-in capital	133,769	120,589
Accumulated other comprehensive income	133	194
Treasury stock, at cost—210,088 shares	(2,923)	(2,923)
Accumulated deficit	(23,839)	(26,756)
Total shareholders’ equity	107,153	91,116
Total liabilities and shareholders’ equity	$142,246	$127,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

(Dollars in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2006	2005
Revenues:
Product license and hardware
Product license	$2,676	$1,963
Hardware	376	—
Total product license and hardware	3,052	1,963
Service
Maintenance and hosting	9,007	3,814
Consulting and implementation service	5,643	3,497
Subscription	1,986	1,651
Total service	16,636	8,962
Total revenues	19,688	10,925
Cost of revenues:
Product license and hardware	818	198
Service	6,083	3,989
Total cost of revenues	6,901	4,187
Gross profit	12,787	6,738
Operating expenses:
Sales and marketing	2,091	1,146
Research and development	2,439	1,209
General and administrative	2,364	1,006
Amortization of intangibles	986	720
Stock-based compensation	81	—
Total operating expenses	7,961	4,081
Operating income	4,826	2,657
Other income (expense), net	131	(27)
Income before income taxes	4,957	2,630
Income tax expense	2,040	—
Net Income	$2,917	$2,630
Basic income per common share	$0.25	$0.25
Diluted income per common share	$0.22	$0.23
Weighted average common shares outstanding—basic	11,896,592	10,423,675
Weighted average common shares outstanding—diluted	13,082,101	11,412,852
Comprehensive income:
Net income	$2,917	$2,630
Foreign currency translation adjustment	(61)	—
Comprehensive income	$2,856	$2,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$2,917	$2,630
Adjustments to reconcile net income to net cash provided by operating activities:
Income tax expense	2,040	—
Depreciation	353	204
Amortization of intangibles	1,417	917
Provision for doubtful accounts	79	—
Gain on disposal of assets	(13)	—
Stock-based compensation	81	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	4,001	603
Prepaids and other current assets	(1,381)	130
Accounts payable	(18)	(1,303)
Billings in excess of revenues earned on contracts in progress	(162)	2
Deferred revenue	(2,076)	(880)
Accrued compensation	(145)	(2,668)
Accrued rent, accrued expenses and other current liabilities	1,090	415
Other, net	—	243
Net cash provided by operating activities	8,183	293
Cash flows from investing activities:
Purchases of property and equipment	(301)	(156)
Payments for acquisitions, net of transaction costs and cash required (see supplemental schedule on the following page)	(3,894)	(1,986)
Other investing activities	22	—
Net cash used in investing activities	(4,173)	(2,142)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,349	114
Proceeds from long-term debt	—	4,500
Payments on capital lease obligations	—	(3)
Payments of short-term debt obligations	(522)	(1,761)
Payments of long-term debt obligations	(8)	(2,524)
Net cash provided by financing activities	819	326
Net increase (decrease) in cash and cash equivalents	4,829	(1,523)
Cash and cash equivalents at beginning of period	17,498	13,382
Cash and cash equivalents at end of period	$22,327	$11,859
Supplemental disclosures:
Cash paid in the period for:
Interest	$114	$35
Income taxes	$891	$—
Noncash investing activities:
Common stock issued for acquisition activities	$11,751	$30,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Supplemental Information
(Dollars in thousands)
(Unaudited)

	Quarter Ended March 31, 2005
	ChannelWave, Inc.	Optum, Inc.	Total
Intangible assets acquired	$3,272	$13,726	$16,998
Goodwill	2,896	24,151	26,922
Other assets acquired, not including cash	471	6,815	7,286
Total assets acquired	6,639	44,692	51,206
Less: Liabilities acquired	1,381	19,042	20,298
Net assets acquired, not including cash	5,258	25,650	30,908
Less: Value of shares issued for acquisition	4,280	26,124	30,404
Plus: Acquisition costs paid	75	50	125
Plus: Cash paid for escrow settlements — year ended December 31, 2005	—	745	745
Payments for acquisitions, net of transaction costs and cash acquired	$1,053	$321	$1,374

	Quarter Ended March 31, 2006
	Elance	Requisite, Inc.	Total
Intangible assets acquired	$3,500	$—	$3,500
Goodwill	11,614	—	11,614
Other assets acquired, not including cash	1,575	—	1,575
Total assets acquired	16,689	—	16,689
Less: Liabilities acquired	1,469	—	1,469
Net assets acquired, not including cash	15,220	—	15,220
Less: Value of shares issued for acquisition	11,751	—	11,751
Plus: Acquisition costs paid	100	—	100
Plus: Cash paid for escrow settlements	—	325	325
Payments for acquisitions, net of transaction costs and cash acquired	$3,569	$325	$3,894

The difference between the March 31, 2005 Supplemental Information and the Condensed Consolidated Statements of Cash Flows is due to a valuation change in both the ChannelWave, Inc. and Optum Inc. opening balance sheet subsequent to March 31, 2005.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Click Commerce, Inc. and its wholly owned subsidiaries (the “Company”) and reflect all adjustments (which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2006, include the results of operations of Elance, Inc. (see note 4) from February 8, 2006 through the end of the period. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the Securities and Exchange Commission’s rules and regulations. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K and other documents that have been filed with the Securities and Exchange Commission.

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

The Company recognizes revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Under the residual method, revenue is recognized in a multiple-element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. The Company allocates revenue to each element in a multiple-element arrangement based on its fair value, with the fair value determined by the price charged when that element is sold separately. The Company defers revenue for the fair value of its undelivered elements (e.g. professional services and maintenance) and recognizes revenue to the delivered elements (i.e. software product) when the criteria in SOP 97-2 have been met. If evidence of fair value of the undelivered elements of the arrangement does not exist, all revenue from the arrangement is deferred until such time evidence of fair value does exist, or until all elements of the arrangement are delivered.

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

The Company provides hosting services to customers that have licensed the Company’s software under a limited-term software license (a subscription). Software subscriptions are accounted for under revenue recognition principles in accordance with the guidance provided by Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” The fees related to multiple-element arrangements are allocated to the individual elements in accordance with Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables,” based upon verifiable, objective evidence of the fair values of each element. The Company’s subscription arrangements with customers generally include several elements, including (1) a limited-term software license (a subscription), (2) strategic consulting services, (3) set-up and software subscription services, and (4) hosting services. The Company requires customers in these limited term arrangements to use its hosting services, which in accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” results in all such revenue being deferred and recognized ratably over the term of the agreement analogous to a service arrangement. If the arrangement includes consulting services, these services are presented as consulting and implementation service revenues and are deferred and recognized ratably over the term of the arrangement, which is normally 12-24 months. Under SAB No. 104 “Revenue Recognition,” costs associated with set-up and implementation of the subscriptions may be expensed as incurred or deferred and recognized over the term of the related arrangement. The Company has elected to defer such costs. The software subscription service typically begins upon customer acceptance.

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

The Company determines the fair value of the maintenance portion of an arrangement based on the stated renewal rate for additional maintenance terms based on renewal rates charged separately to other companies. The Company’s customers typically prepay maintenance for the first year in connection with new software licenses and the related revenue is deferred and recognized ratably over the term of the initial maintenance contract. Maintenance is renewable by the customer on an annual basis thereafter. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement and is deemed to be substantive by management.

Professional service revenue primarily consists of implementation services related to the installation of the Company’s software products and training revenues. The fair value of the professional services portion of the arrangement is based on the daily rates the Company charges for these services when sold independently from a software license.

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

Long-term Investments

The Company has invested in a long-term investment fund. Under terms of the investment, the Company has a total commitment of $2.0 million of which $1.4 million has been contributed to date for an ownership interest of less than 2%. This investment is stated at book value and is recorded in other assets in the Consolidated Balance Sheet.

Income Taxes

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, our results of operations, or our cash flows.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share—Based Payments (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. The standard is effective for fiscal years beginning after December 15, 2005.

Effective January 1, 2006, the Company has adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, the Company is required to recognize compensation expense for all share-based payments granted after the effective date, and also for all awards granted prior to the effective date of SFAS NO. 123(R) that remain unvested. For the quarter ended March 31, 2006, the Company incurred approximately $0.1 million in non-cash stock-based compensation charges in connection with its adoption of SFAS No. 123(R). The Company determined the fair value for this charge using the Black-Scholes option-pricing model.

The Company previously accounted for its stock options in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allowed entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to

Employees” (“APB 25”) and related interpretations. The Company applied the provisions of APB 25 and provided the pro forma disclosures required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” As such, compensation expense would be recorded only if the fair value of the underlying stock exceeded the exercise price of the option on the grant date.

The Company has applied APB 25 and related interpretations in accounting for its stock options issued under the Amended and Restated Click Commerce Stock Option and Stock Award Plan and the Amended and Restated Directors’ Stock Option and Stock Award Plan. Accordingly, no compensation cost was recognized in the quarter ended March 31, 2005 for stock options for which the exercise price equaled the fair value at the date of grant. Had the Company determined compensation expense based on the method required by SFAS No. 123, the Company’s net income and net income per common share for the three months ended March 31, 2005 would approximate the pro forma amounts below:

Three months ended March 31, 2005
(in thousands, except per share data)
Net income, as reported	$2,630
Total fair value method employee stock-based compensation expense, net of related tax effects	(199)
Pro forma net income	$2,431
Basic income per share:
As reported	$0.25
Pro forma	$0.23
Diluted income per share:
As reported	$0.23
Pro forma	$0.21

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for the three months ended March 31, 2005; an expected life of 4.25 years, an expected volatility of 147%, a risk-free interest rate of 2.7% and a 0% dividend yield. There were no stock options granted in 2006.

3. NET INCOME PER SHARE

Net income per share was computed as follows:

	Three months ended March 31,
	2006	2005
	(in thousands, except per share data)
Basic income per share:
Net income	$2,917	$2,630
Weighted average common shares outstanding	11,897	10,424
Per share amount	$0.25	$0.25
Diluted income per share:
Net income	$2,917	$2,630
Weighted average common shares outstanding	11,897	10,424
Add: Effect of dilutive securities—stock options	774	714
Common stock held in escrow	411	275
Diluted weighted average and equivalent shares outstanding	13,082	11,413
Per share amount	$0.22	$0.23

Common stock held in escrow is not included in the basic weighted average common shares outstanding calculation until the shares are released from escrow.

For the three months ended March 31, 2006 and 2005, 58,810 and 67,210 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

4. BUSINESS COMBINATIONS

Effective February 2, 2005, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with ChannelWave, Inc. (“ChannelWave”). Pursuant to the Purchase Agreement, the Company acquired certain assets from ChannelWave, including substantially all assets relating to ChannelWave’s Partner Relationship Management System and Service Information System businesses, for consideration comprised of $1.0 million of cash and 225,807 shares valued at $18.954 per share of the Company’s common stock (of which 29,033 shares were being held by the Company in escrow but were released on the anniversary date of the acquisition pursuant to the Purchase Agreement). The Company incurred $0.1 million of transaction costs. ChannelWave offers demand chain solutions. On October 19, 2005, the Company completed a repurchase of 181,024 shares pursuant to Share Repurchase Agreements (the “Share Repurchase Agreements”) with Commerce 5, Inc. (formerly known as ChannelWave, Inc.) and a former executive officer of Commerce 5, Inc., respectively. Pursuant to the terms of the Share Repurchase Agreements, the Company repurchased shares of its common stock for a purchase price of $15.50 per share, or $2,805,872 in the aggregate.

Effective February 7, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Optum, Inc. (“Optum”), and its stockholders, pursuant to which the Company acquired Optum. In consideration for the merger, the Company paid $325,467 in cash, issued 1,405,780 shares valued at $18.583 per share of the Company’s common stock to the stockholders of Optum (of which $65,093 in cash and 281,156 shares of the Company’s common stock are being held by an escrow agent for certain potential additional liabilities of Optum pursuant to the Merger Agreement for a period of fifteen months from the date of acquisition), and assumed approximately $4.3 million of Optum indebtedness. The Company incurred $0.1 million of transaction costs.

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

Effective November 22, 2005, the Company acquired all of the assets and liabilities of Requisite Technology, Inc. (“Requisite”), pursuant to an Agreement and Plan of Merger (the “Agreement”). In consideration for the merger, the Company paid $1,526,416 in cash and issued 777,903 shares of the Company’s common stock valued at $26.42 per share to stockholders of Requisite (of which $93,800 in cash and 80,337 shares of the Company’s common stock are being held by an escrow agent to satisfy certain potential obligations of Requisite and its former stockholders for a period of twelve months from the date of acquisition). The shares of the Company’s common stock are expected to be registered for resale on a Registration Statement on Form S-1. The Company incurred $0.2 million of transaction costs.

On February 8, 2006, the Company and its wholly-owned subsidiary, Click Procure, Inc. (the “Subsidiary”) entered into an Asset Purchase Agreement (the “Purchase Agreement”), with Elance, Inc., (“Elance”) pursuant to which the Subsidiary purchased the assets of the Seller’s on-demand e-commerce solutions for services business (the “enterprise software business”). The assets acquired by the Subsidiary in the transaction include software, trademarks, customer contracts and lists, product processes, other intangible assets, cash, receivables and other operating assets, as well as its obligations under certain contracts related to the enterprise software business. The Subsidiary also acquired all of the stock of Elance’s subsidiaries in the United Kingdom and India engaged in such business. The total consideration paid for the acquisition was approximately $15,250,000, comprised of $3,500,000 in cash and 420,123 shares of the Company’s common stock valued at $27.97 per share to Elance (of which 75,622 shares of the Company’s common stock are being held by an escrow agent to satisfy the indemnification obligations of Elance under the agreement for a period of twelve months from the date of acquisition). The shares of the Company’s common stock are expected to be registered for resale on a Registration Statement on Form S-1. The Company incurred $0.1 million of transaction costs

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed on the effective dates of the ChannelWave, Optum, Xelus and Requisite acquisitions. The Company incurred approximately $0.1 million, $0.1 million, $0.1 million and $0.2 million of direct expenses related to the closing of the ChannelWave, Optum, Xelus and Requisite acquisitions, respectively. The final allocations of the purchase price for Requisite are subject to change as the Company completes the valuation of the acquired assets and assumed liabilities.

	ChannelWave	Optum	Xelus	Requisite
	February 2, 2005	February 7, 2005	May 27, 2005	November 22, 2005
	(in thousands)
Assets:
Cash and cash equivalents	$—	$817	$844	$9,473
Trade accounts receivable, net	421	4,235	1,742	1,370
Other current assets	—	516	378	416
Total current assets	421	5,568	2,964	$11,259
Property and equipment	50	1,644	807	39
Intangible assets	3,272	13,726	3,036	3,372
Goodwill	2,896	24,151	3,608	11,672
Other assets	—	420	—	299
Total assets	$6,639	$45,509	$10,415	$26,641
Liabilities:
Accounts payable	$—	$1,703	$1,141	26
Accrued liabilities	52	6,215	648	2,595
Accrued compensation	—	3,073	1,023	500
Deferred revenue	1,329	3,587	4,803	1,391
Short-term lease obligation	—	165	—	—
Short-term debt obligation	—	1,762	2,204	—
Long-term debt obligation	—	2,537	69	—
Total liabilities	1,381	19,042	9,888	4,512
Net assets acquired	$5,258	$26,467	$527	$22,129

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed on the effective date of the Elance acquisition. The Company incurred approximately $0.1 million of direct expenses related to the closing of the transaction. The final allocations of the purchase price are subject to change as the Company completes the valuation of the acquired assets and assumed liabilities.

Elance February 8, 2006
Assets:
Cash and cash equivalents	$31
Trade accounts receivable, net	1,324
Other current assets	33
Total current assets	1,388
Property and equipment	218
Intangible assets	3,500
Goodwill	11,614
Other assets
Total assets	16,720
Liabilities:
Accounts payable	7
Accrued liabilities	142
Accrued compensation	42
Deferred revenue	1,278
Total liabilities	1,469
Net assets acquired	$15,251

The following table sets forth the allocation, to date, of intangible assets to customer relationships, developed technology, trade names and order backlog, as well as the in-process R&D charge recorded from the acquisition of bTrade. These intangible assets, as well as the goodwill recorded by the Company, will be evaluated, as required, to compare the fair values of such assets to their recorded values. If impairment exists, the carrying values of such assets will be reduced to their fair value.

	Customer Relationships(1)	Developed Technology(2)	Trade Names(3)	Order Backlog(4)	In process R&D(5)	Total
Elance(6)	$3,500	$	$—	$—	$—	$3,500
Requisite	748	2,288	—	336	—	3,372
Xelus	2,684	283	—	69	—	3,036
Optum	9,850	3,573	—	303	—	13,726
ChannelWave	2,758	514	—	—	—	3,272
bTrade	1,195	274	—	143	6	1,618
Webridge	560	910	150	—	—	1,620
Allegis	466	—	—	—	—	466
Gross intangible assets and in-process R&D	21,761	7,842	150	851	6	30,610
Accumulated amortization to date	(3,620)	(1,693)	(98)	(619)	(6)	(6,036)
Balance at March 31, 2006	$18,141	$6,149	$52	$232	$—	$24,574
Amortization expense
Three months ended March 31, 2006	808	433	13	163	—	1,417
Three months ended March 31, 2005	401	168	57	291	—	917
Estimated amortization expense for the 12 months ended:
December 31, 2006	3,285	1,615	50	395	—	5,345
December 31, 2007	3,279	1,575	15	—	—	4,869
December 31, 2008	3,279	1,362	—	—	—	4,641
December 31, 2009	3,082	1,226	—	—	—	4,308
December 31, 2010	2,928	463	—	—	—	3,391
Thereafter	3,096	341	—	—	—	3,437

(1)          Customer relationships are amortized over seven years for Requisite, Xelus, Optum and ChannelWave, five and one-half years for Elance, five years for bTrade and Webridge, and three years for Allegis.

(2)          Developed technology is amortized over six years for Requisite, five years for Optum, ChannelWave and bTrade, four years for Webridge and three years for Xelus and is reflected in the cost of product license revenue on the consolidated statement of income and comprehensive income.

(3)          Trade names are amortized over three years.

(4)          Order backlogs are amortized over one year.

(5)          In-process R&D is charged immediately to amortization of intangible assets on the statement of income and comprehensive income.

(6)          Pending final valuation by an independent firm.

The following unaudited pro forma financial information for the three months ended March 31, 2006 and 2005 presents the consolidated operations of the Company as if all of the acquisitions had been made on January 1, 2005, after giving effect to certain adjustments for the pro forma acquisition as of the assumed January 1, 2005 acquisition date. The unaudited pro forma financial information is provided for informational purposes only. It should not be construed to be indicative of the Company’s consolidated results of operations had the acquisitions been consummated on the earlier date and do not project the Company’s results of operations for any future period:

	Three months ended March 31,
	2006	2005
	(in thousands except share amount)
Revenues	$20,428	$21,609
Net income (loss)	2,940	2,774
Basic net income per share	$0.25	$0.27
Diluted net income per share	$0.22	$0.24

5. RESTRUCTURING

As of March 31, 2005, the Company had a restructuring accrual in the amount of $61,000 covering the remaining lease commitments on excess office space. The final payment against the restructuring accrual was made in the quarter ending December 31, 2005. The cash paid in the quarter ended March 31, 2005 was $18,000.

6. CREDIT FACILITY

On March 31, 2005, the Company entered into a $10.0 million revolving line of credit maturing on April 1, 2008. The borrowing under the line of credit carries an interest rate based on the LIBOR average rate with a weighted average interest rate of 6.02% in the quarter ended March 31, 2006. There is a fee of 0.3% on the unused portion of this line of credit. On March 31, 2006, Company borrowings under this revolving line of credit were $6.5 million. The proceeds were used to pay off debt and certain liabilities assumed in the Optum and Xelus acquisitions. Of the remaining $3.5 million, up to $2.0 million may be used for the Company’s letters of credit. As of March 31, 2006, the Company has $0.6 outstanding under various letters of credit. The line of credit contains terms that, among other provisions, require the Company to maintain certain minimum net worth and other financial ratios and specific limits or restrictions on additional indebtedness, liens and continuity of business. Provisions under this line of credit are not considered restrictive to normal operations. The Company is not obligated to make any principal payments on the loan until April 1, 2008 unless it violates any loan covenants. The Company was not in violation of any loan covenants at March 31, 2006.

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

In 2004, the Company was notified by the tax authorities in the Netherlands that the Company had a potential tax liability. In the fourth quarter of 2005, the Company received a determination letter from the tax authorities in the Netherlands that asserted tax deficiencies, penalties and interest in the amount of EURO 2.3 million, or approximately $2.8 million. The asserted tax deficiencies relate to certain wage tax amounts, including amounts related to vested employee stock options that the tax inspector believes should have been withheld by the Company on behalf of several employees. The Company believes that it has meritorious legal defenses to a significant portion of these alleged deficiencies. The Company recorded an accrual of $650,000 in the year ended December 31, 2004 for its assessment of the most probable outcome of this matter. This reserve is recorded in accrued expenses and other current liabilities on the March 31, 2006 and December 31, 2005 consolidated balance sheets.

In addition to it’s revolving credit facility, the Company also assumed three short-term notes in connection with its acquisition of Xelus. The table below outlines the payment time frames for these notes. The table also outlines the Company’s lease commitments over the next five years. The Company is obligated as lessee under certain noncancelable operating leases for equipment, cars and office space, and is also obligated to pay insurance, maintenance and other executory costs associated with the leases.

	Operating Leases(1)	Short-term Notes payable	Long-term Debt
2006	$3,172	$307	$—
2007	1,308	—	—
2008	1,079	—	6,456
2009	802	—	—
2010	486	—	—

(1)          The Company has sub-lease commitments of $1.0 million pertaining to lease obligations.

8. Income Taxes

Our effective tax rates for the first quarter of calendar year 2006 and the first quarter of calendar year 2005 were 41% and 0%, respectively. The increase in the tax rate resulted primarily from the reversal of a valuation allowance on our net deferred tax assets (not related to our acquisitions) in the fourth quarter of 2005. The effective tax rate for 2006 is more than the statutory U.S. federal income tax rate principally due to the effect of the amortization arising from certain acquisitions which is not deductible for tax purposes.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated condensed financial statements and notes elsewhere in this quarterly report.

Overview

Click Commerce, Inc. (the “Company”) provides software designed to help companies streamline their trading partner interactions and automate compliance-related activities. We believe that companies using our software, can optimize business processes, improve financial performance, lower costs for partners and customers, increase brand loyalty, improve customer service and reduce risk. The Company’s collaborative commerce and supply chain solutions are designed to enable companies to streamline their trading partner interactions to drive business value and competitive advantage. The Company’s compliance automation solutions are designed to enable institutions to automate their regulatory compliance processes and manage research project approvals. Each of the Company’s product lines applies similar underlying technology to effect secure Internet communications as a replacement for handwritten forms, telephone and fax communications and other electronic data systems. The Company commenced operations on August 20, 1996.

Effective February 2, 2005, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with ChannelWave, Inc. (“ChannelWave”), pursuant to which the Company acquired certain assets from ChannelWave, including substantially all assets relating to ChannelWave’s Partner Relationship Management System and Service Information System businesses, for consideration comprising $1.0 million of cash and 225,807 shares valued at $18.954 per share of the Company’s common stock (of which 29,033 shares were being held by the Company in escrow but were released on the anniversary date of the acquisition pursuant to the Purchase Agreement). The Company incurred $0.1 million of transaction costs. On October 19, 2005, the Company completed a repurchase of 181,024 shares pursuant to Share Repurchase Agreements (the “Share Repurchase Agreements”) with Commerce 5, Inc. (formerly known as ChannelWave, Inc.) and a former executive officer of Commerce 5, Inc., respectively. Pursuant to the terms of the Share Repurchase Agreements, the Company repurchased shares of its common stock for a purchase price of $15.50 per share, or $2,805,872 in the aggregate.

On February 7, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Optum, Inc. (“Optum”), and its stockholders, pursuant to which the Company acquired Optum. In consideration for the merger, the Company paid $325,467 in cash, issued 1,405,780 shares valued at $18.583 per share of the Company’s common stock to the stockholders of Optum (of which $65,093 in cash and 281,156 shares of the Company’s common stock are being held by an escrow agent for certain potential additional liabilities of Optum pursuant to the Merger Agreement for a period of fifteen months from the date of acquisition), and assumed approximately $4.3 million of Optum indebtedness. The Company incurred $0.1 million of transaction costs.

On May 27, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Xelus, Inc. (“Xelus”), and its stockholders, pursuant to which the Company acquired Xelus. In consideration for the merger, the Company paid $1 in cash, assumed approximately $2.2 million of Xelus indebtedness, settled a long-term lease liability for $543,000 and incurred transaction costs in the amount of $0.1 million. No shares of Company stock were issued in connection with the Xelus acquisition.

On November 22, 2005, the Company acquired all of the assets and liabilities of Requisite Technology, Inc. (“Requisite”), pursuant to an Agreement and Plan of Merger (the “Agreement”). In consideration for the merger, the Company paid $1,526,416 in cash and issued 777,903 shares of the Company’s common stock valued at $26.42 per share to stockholders of Requisite (of which $93,800 in cash and 80,337 shares of the Company’s common stock are being held by an escrow agent to satisfy certain potential obligations of Requisite and its former stockholders for a period of twelve months from the date of acquisition). The shares of the Company’s common stock are expected to be registered for resale on a Registration Statement on Form S-1. The Company incurred $0.2 million of transaction costs.

On February 8, 2006, the Company and its wholly-owned subsidiary, Click Procure, Inc. (the “Subsidiary”) entered into an Asset Purchase Agreement (the “Purchase Agreement”), with Elance, Inc. (“Elance”) pursuant to which the Subsidiary purchased the assets of the Seller’s on-demand e-commerce solutions for services business (the “enterprise software business”). The assets acquired by the Subsidiary in the transaction include software, trademarks, customer contracts and lists, product processes, other intangible assets, cash, receivables and other operating assets, as well as its obligations under certain contracts related to the enterprise software business. The Subsidiary also acquired all of the stock of Elance’s subsidiaries in the United Kingdom and India engaged in such business. The total consideration paid for the acquisition was approximately $15,250,000, comprised of $3,500,000 in cash and 420,123 shares of the Company’s common stock valued at $27.97 per share to Elance (of which 75,980 shares of the Company’s common stock are being held by an escrow agent to satisfy the indemnification obligations of Elance under the agreement for a period of twelve months from the date of acquisition). The shares of the Company’s common stock are expected to be registered for resale on a Registration Statement on Form S-1. The Company incurred $0.1 million of transaction costs.

The Company focused its efforts in 2005 and the first quarter of 2006 on maintaining and improving profitability as well as broadening its product offerings through acquisitions. In 2005 and through the first quarter of 2006, the Company reported increasing operating profits. Management plans to continue investing in new and improved product offerings and in increasing the exposure of the Company’s products and services through its targeted marketing programs. Management further believes that each investment must be prudently made and justified by the expected return on such investment.

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

The Company’s revenue is principally derived from sales of perpetual licenses or subscriptions to its software, and the related services surrounding those products. The Click Commerce software suite consists of the Partner Portal platform; various applications that provide the basis for controlling workflow, reporting, opportunity management, product information management, sales order management, after sales service management, supply chain management and warehouse management; network logistics management, parts optimization and master data management. The Company also recognizes revenue from services, including business consulting, implementation, maintenance, training and managed hosting services.

Cost of product license revenues includes production and shipping expenses, which are expensed as incurred, amortization of developed technology (acquired in the Company’s acquisitions), the costs of licensing third party software incorporated into or required by the Company’s products and the costs of hardware purchased for resale to customers. The third party license costs are expensed as the products are delivered under perpetual licenses and subscriptions or over the maintenance period to the extent that the third party license costs relate to those product offerings.

Cost of service revenues include salaries and related expenses for professional services and technical support personnel who provide consulting and implementation services, maintenance and hosting services, as well as an allocation of data processing and direct overhead costs which are expensed as incurred.

Operating expenses are classified into five general categories: sales and marketing, research and development, general and administrative, amortization of intangible assets and stock-based compensation. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for executive management, finance and administrative employees, legal and accounting services, and corporate liability insurance. Amortization of intangible assets represents amortization expense for certain intangible assets with finite useful lives, which were recorded in connection with the Company’s acquisitions. The intangible assets are identified, valued and classified into separate categories. The categories are customer relationships, developed technologies, order backlog, trade names and in-process research and development. The amortization of developed technologies is recorded in the cost of product license line item on the consolidated statement of income and comprehensive income. Stock-based compensation represents the charge in connection with the adoption, as of January 1, 2006, of the provisions of SFAS 123(R) for the fair value of share-based payments granted to employees after the adoption of SFAS 123(R) and the fair value for all awards granted to employees prior to the effective date that are unvested.

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, the Company makes certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company’s critical accounting policies include revenue recognition and any resulting deferral of revenues and related costs, the estimation of credit losses on accounts receivable, the application of purchase accounting and the valuation of deferred tax assets. There has been no change to these policies. For a discussion of these critical accounting policies, see “Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

Results of Operations

The following table sets forth selected unaudited financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three months ended March 31,
	2006		2005
		% of		% of
	(in 000’s)	Revenue	(in 000’s)	Revenue
Revenues
Product license	$2,676	13.6%	$1,963	18.0%
Hardware	376	1.9%	—	0.0%
Total product license and hardware	3,052	15.5%	1,963	18.0%
Service
Maintenance and hosting	9,007	45.7%	3,814	34.9%
Consulting and implementation service	5,643	28.7%	3,497	32.0%
Subscription	1,986	10.1%	1,651	15.1%
Total Service	16,636	84.5%	8,962	82.0%
Total Revenues	19,688	100.0%	10,925	100.0%
Cost of Revenues
Product license and hardware	818	4.2%	198	1.8%
Service	6,083	30.9%	3,989	36.5%
Total cost of revenues	6,901	35.1%	4,187	38.3%
Gross profit	12,787	64.9%	6,738	61.7%
Operating Expenses:
Sales and marketing	2,091	10.6%	1,146	10.5%
Research and development	2,439	12.4%	1,209	11.1%
General and administrative	2,364	12.0%	1,006	9.2%
Amortization of intangibles assets	986	5.0%	720	6.6%
Stock-based compensation	81	0.4%	—	0.0%
Total operating expenses	7,961	40.4%	4,081	37.4%
Operating income	4,826	24.5%	2,657	24.3%

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005

Revenue

Total revenue increased $8.8 million, or 80.2%, to $19.7 million for the three months ended March 31, 2006 from $10.9 million for the three months ended March 31, 2005. Product license revenue consists of revenue from separate product-only agreements and from multiple element agreements accounted for under the percentage-of-completion method using hours of input in relation to the estimate of total hours to complete the engagements. Product license and hardware revenue increased by $1.1 million, or 55.5%, to $3.1million including $0.4 million from the sale of hardware. The remaining increase of $0.7 million was attributable to $1.0 million in license sales by Xelus, Inc. (acquired on May 27, 2005). This increase was partially offset by a $0.3 million decrease in the Company’s legacy license sales. Maintenance and hosting revenues increased by $5.2 million or 136.2% to $9.0 million for the three months ended March 31, 2006. The increase was primarily attributable to the acquisitions of Xelus, Inc. and a full quarter of maintenance and hosting by Optum, Inc., which was acquired on February 7, 2005. These acquisitions accounted for $3.1 million of the increase in maintenance and hosting revenue. Of the remaining $2.1 million increase, $1.7 million resulted from the acquisitions of Requisite Inc and Elance, Inc. Internal growth accounted for $0.4 million of the 2006 increase. Consulting and implementation service revenues are largely comprised of fees related to time and materials projects, other service agreements, maintenance, hosting, training and needs analyses, as well as multiple element agreements accounted for under the percentage-of-completion method using hours of input in relation to the estimate of total hours to complete the engagements. Consulting and implementation service revenues increased by $2.1 million, or 61.4%, to $5.6 million, over the prior year quarter. Acquisitions increased consulting and implementation services by $2.7 million. Xelus accounted for 60.0% of this $2.7 million increase. Elance accounted for 18.8% or $0.5 million of the $2.7 million increase. The remaining increase resulted from having a full quarter of revenue from Optum and the acquisition of Requisite. These acquisitions contributed $0.3 million each to the increase in revenue. The increase in consulting and implementation service of $2.7 million emanated from acquisitions and was partially offset by a decrease of $0.6 million in consulting and implementation service from to the Company’s legacy operations. This decrease was due to a reduction in revenues in the Company’s retail product line. Subscription revenue increased by $0.3 million, to $2.0 million for the quarter ended March 31, 2006. The increase is a direct result of the acquisition of Requisite.

Cost of Revenue

Total cost of revenue increased by $2.7 million, or 64.8% to $6.9 million for the three months ended March 31, 2006. The increase relates to the increased volume of business generated by the Company, largely through the acquisitions made in 2005 and 2006. The costs consist of compensation expenses, amortization of developed technology, hardware and third party contracted labor. The increase in employee compensation results from the acquisitions of Xelus, Requisite and Elance. These acquisitions added approximately 69 full time equivalents to the service and support departments. The additional head count resulted in an increase in compensation expense of $1.5 million. Contracted labor increased by $0.7. Amortization of developed technology has increased by $0.3 million. The amortization of developed technology resulted from the allocation of purchase price to developed technologies in the Company’s acquisitions. Outside of the increases related to acquisitions, the Company also incurred an increase in cost of revenue of $0.2 million pertaining to the sale of hardware. Gross profit margins increased to 64.9% for the three months ended March 31, 2006, compared to 61.7% for the three months ended March 31, 2005. The gross margin percentage increase is due to an improvement in the utilization rate of professional service staff and the increase in higher margin subscription and license revenue.

Operating Expenses

Sales and Marketing   Sales and marketing expenses increased by approximately $1.0 million, or 82.5%, to $2.1 million for the three months ended March 31, 2006 from $1.1million for the three months ended March 31, 2005. The increase in sales and marketing expense was related to an increase in head count due to the Xelus, Requisite and Elance acquisitions. These acquisitions added 10 full time equivalents and an additional $0.6 million in compensation expense. The legacy companies added 3 full time sales people in the first quarter of 2006, adding $0.2 million in compensation and related expenses. The remaining increase of $0.2 million in the quarter ended March 31, 2006 pertains to corporate marketing expenditures.

Research and Development   Research and development expenses increased by approximately $1.2 million, or 101.7%, to $2.4 million for the three months ended March 31, 2006, from $1.2 million for the comparable prior year three-month period. This increase was almost entirely attributable to an increase in employee compensation and related costs. The Xelus, Requisite and Elance acquisitions resulted in an increase in the Company’s employee compensation expense by $1.2 million. The Company added 33 full time equivalents with these acquisitions. To date, all software development costs have been expensed as incurred.

General and Administrative   General and administrative expenses increased by approximately $1.4 million, or 135.0%, to $2.4 million for the three months ended March 31, 2006 from $1.0 million for the three months ended March 31, 2005. The increase related to an increase in compensation expense in the finance department of $0.2 million (resulting from the addition of four full time equivalents), an increase in contracted labor (Sarbanes Oxley compliance work) of $0.2 million, an increase in legal fees relating to general matters of $0.3 million, an increase in executive compensation of $0.2 relating to adding two full time equivalents in the third quarter of 2005, an increase in accounting fees related to Sarbanes Oxley of $0.2 million and an increase in use taxes of $0.2 million.

Amortization of Intangible Assets   The increase in amortization of intangibles relates to the intangible assets acquired in the Company’s acquisitions. These intangible assets have useful lives that range from one to seven years and accounted for the $0.3 million increase in amortization expense for the quarter ended March 31, 2006.

Stock-based Compensation   Stock-based compensation represents the charge of $0.1 million in connection with the adoption, as of January 1, 2006, of the provisions of SFAS 123(R) for the fair value of share-based payments granted to employees after the adoption of SFAS 123(R) and the fair value of all awards granted to employees prior to the effective date that are unvested.

Liquidity and Capital Resources

At March 31, 2006, the Company had $22.3 million of cash and cash equivalents.

Net cash provided by operating activities was $8.2 million for the three months ended March 31, 2006. The cash provided by operating activities was the product of net income plus depreciation, amortization, provision for doubtful accounts, stock-based compensation and a noncash charge for income taxes. Sources of cash from operations include $2.9 million in net income, $4.0 million in depreciation, amortization, provisions for doubtful accounts and income taxes, stock-based compensation, and a source of cash from the decrease in receivables (net of $1.1 million of receivables acquired) of $4.0 million, and an increase in accrued rent, accrued expenses and other liabilities of $1.1 million (net of $0.2 million of accrued expenses assumed). The reduction of receivables resulted from the receipt of payments from existing customers invoiced in the fourth quarter of 2005. Cash sources were partially offset by uses of cash of $3.8 million involving decreases in deferred revenue, and prepaids and other expenses and a use of cash from the other working capital accounts in the amount of $0.3 million. The decrease in deferred revenue resulting from the recognition of revenue from previously billed transactions amounted to $2.1 million (net of $1.3 million of deferred revenue acquired) and the $1.4 million increase in prepaids and other current assets resulted from tax payments.

The Company used $4.2 million in cash for investing activities in the first quarter ended March 31, 2006. Of the $4.2 million, $3.6 million arose from the acquisition of Elance and $0.3 involved a payment relating to the acquisition of Requisite. The remaining $0.3 million was used to purchase fixed assets.

Net cash provided by financing activities was $0.8 million. The Company generated $1.3 million from the exercise of stock options. This was partially offset by the repayment of short and long-term debt in the amount of $0.5 million.

On March 31, 2005, the Company entered into a $10.0 million revolving line of credit maturing on April 1, 2008. The borrowing under the line of credit carries an interest rate based on the LIBOR average rate with a weighted average interest rate of 6.02% in the quarter ended March 31, 2006. There is a fee of 0.3% on the unused portion of this line of credit. On March 31, 2006, the Company had $6.5 million outstanding under the revolving line of credit, which was classified as long-term debt. The proceeds were used to pay off debt and certain liabilities assumed in the Optum and Xelus acquisitions. Of the remaining $3.5 million, up to $2.0 million may be used for the Company’s letters of credit. As of March 31, 2006, the

Company had $0.6 million of letters of credit outstanding. The line of credit contains terms that, among other provisions, require the Company to maintain certain minimum net worth and other financial ratios and specific limits or restrictions on additional indebtedness, liens and continuity of business. Provisions under this line of credit are not considered restrictive to normal operations. The Company has no obligation to make principal payments on this loan until April 1, 2008, unless it violates any loan covenants. As of March 31, 2006, the Company was not in violation of any of the covenants.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended:

Statements in this Form 10-Q that are not historical facts and refer to the Company’s future prospects are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate” and other similar words and expressions. The statements are subject to risks and uncertainties and actual results may differ materially from those indicated by these forward-looking statements as a result of various factors, including but not limited to the extent of customer acceptance and utilization of the Company’s channel management solutions, the impact of competitive products and services, the Company’s ability to develop new and enhanced versions of its products and services, the effect of economic and business conditions, the volume and timing of customer contracts and related approval processes, capital and intellectual property spending of the Company’s target customers, changes in technology, deployment delays or errors associated with the Company’s products, the ability of the Company to integrate acquired businesses or products and the Company’s ability to protect its intellectual property rights. For a discussion of these and other risk factors that could affect the Company’s business, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which is on file with the Securities and Exchange Commission.

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

Interest Rate Risk

As of March 31, 2006, the Company had cash and cash equivalents of $22.3 million and short-term and long-debt of $0.3 million and $6.4 million, respectively. Rising interest rates will increase interest income from short-term investments and interest expense on the Company’s debt. A change in interest rates of 0.5% would cause a corresponding change in annual interest income of approximately $0.1 million and an increase in interest expense of less than $0.1 million.

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

PART II.   OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are inapplicable and have been omitted from this report.

Item 6.                        Exhibits and Reports on Form 8-K

Exhibits:

The following exhibits are filed as part of this Form 10-Q.

Exhibit Number	Description
2.3*	Elance Asset Purchase Agreement
31.1	Certification of Michael W. Ferro, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael W. Nelson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Michael W. Ferro, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Michael W. Nelson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 10, 2006

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Click Commerce, Inc.
	By:	/s/ MICHAEL W. NELSON
Michael W. Nelson
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: May 8, 2006