Form 10-Q
period 2006-06-30
CLICK COMMERCE INC
filed 2006-08-09
CIK 1107050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

233 N Michigan Ave, 22nd Floor
Chicago, Illinois 60601

(Address of principal executive offices)

(312) 482-9006

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer: ☐	Accelerated filer: ☒	Non-accelerated filer: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 9, 2006, there were 12,198,536 shares of the registrant’s common shares outstanding.

CLICK COMMERCE, INC.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,696	$17,498
Trade accounts receivable, less allowance for doubtful accounts of $936 and $935, respectively	22,514	25,336
Revenues received on contracts in progress in excess of billings	1,054	481
Prepaids and other current assets	4,311	1,879
Total current assets	40,575	45,194
Property and equipment, net	3,411	2,765
Intangible assets, net	23,880	22,129
Goodwill	60,303	48,782
Deferred tax asset	3,239	7,116
Other assets	1,719	1,673
Total assets	$133,127	$127,659
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,010	$1,454
Billings in excess of revenues earned on contracts in progress	15	177
Deferred revenue	14,331	16,421
Accrued compensation	1,351	3,190
Accrued rent	1,834	2,610
Accrued expenses and other current liabilities	4,416	4,552
Short-term notes payable	—	829
Total current liabilities	22,957	29,233
Long-term debt	6,417	6,464
Other liabilities	1,177	846
Total liabilities	30,551	36,543
Shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 12,828,747 and 12,217,857 shares issued as of June 30, 2006 and December 31, 2005, respectively; 12,198,536 and 12,007,769 shares outstanding as of June 30, 2006 and December 31, 2005, respectively	13	12
Additional paid-in capital	133,898	120,589
Accumulated other comprehensive income	249	194
Treasury stock, at cost—630,211 and 210,088 shares as of June 30, 2006 and December 31, 2005	(10,905)	(2,923)
Accumulated deficit	(20,679)	(26,756)
Total shareholders’ equity	102,576	91,116
Total liabilities and shareholders’ equity	$133,127	$127,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues
Product license and hardware
Product license	$2,288	$1,841	$4,964	$3,804
Hardware	350	—	726	—
Total product license and hardware	2,638	1,841	5,690	3,804
Service
Maintenance and hosting	9,098	5,729	18,105	9,543
Consulting and implementation services	6,017	3,849	11,660	7,346
Subscription	1,989	1,930	3,975	3,581
Total service	17,104	11,508	33,740	20,470
Total revenues	19,742	13,349	39,430	24,274
Cost of revenues:
Product license and hardware	818	344	1,636	542
Service	6,102	4,827	12,185	8,816
Total cost of revenues	6,920	5,171	13,821	9,358
Gross profit	12,822	8,178	25,609	14,916
Operating expenses:
Sales and marketing	2,179	1,602	4,270	2,748
Research and development	2,309	1,666	4,748	2,875
General and administrative	2,629	1,282	4,993	2,288
Amortization of intangible assets	961	505	1,947	1,225
Amortization of stock-based compensation	129	—	210	—
Total operating expenses	8,207	5,055	16,168	9,136
Operating income	4,615	3,123	9,441	5,780
Other income, net	109	89	240	62
Income before income taxes	4,724	3,212	9,681	5,842
Income tax expense	1,564	—	3,604	—
Net income	$3,160	$3,212	$6,077	$5,842
Basic net income per common share	$0.26	$0.29	$0.51	$0.54
Diluted net income per common share	$0.24	$0.27	$0.47	$0.50
Weighted average common shares outstanding—basic	12,041,614	11,008,162	11,969,504	10,720,961
Weighted average common shares outstanding—diluted	12,912,929	12,116,806	12,927,854	11,766,721
Comprehensive income:
Net income	$3,160	$3,212	$6,077	$5,842
Foreign currency translation adjustment	116	8	55	8
Comprehensive income	$3,276	$3,220	$6,132	$5,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$6,077	$5,842
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income tax expense	3,604	—
Amortization of stock-based compensation	210	—
Depreciation	704	470
Amortization of Intangibles	2,866	1,706
Provision for doubtful accounts	(1)	60
Gain on disposal of assets	(6)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	3,065	(1,033)
Prepaids and other current assets	(2,440)	673
Accounts payable	(451)	(1,726)
Billings in excess of revenues earned on contracts in progress	(162)	276
Deferred revenue	(3,432)	(3,374)
Accrued compensation	(1,881)	(3,922)
Accrued expenses and other current liabilities	(382)	(284)
Other, net	—	465
Net cash provided by (used in) operating activities	7,771	(847)
Cash flows from investing activities:
Purchase of property and equipment	(1,148)	(247)
Payments for acquistions, net of transaction costs and cash required (see supplemental schedule on the following page)	(3,935)	(1,774)
Other investing activities	22	—
Net cash used in investing activities	(5,061)	(2,021)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,349	219
Payments on stock repurchase	(7,982)	—
Proceeds from long-term debt	—	6,368
Payments on long-term and short-term debt	(879)	(5,270)
Payments under capital lease obligations	—	(3)
Net cash (used in) provided by financing activities	(7,512)	1,314
Net decrease in cash and cash equivalents	(4,802)	(1,554)
Cash and cash equivalents at beginning of period	17,498	13,382
Cash and cash equivalents at end of period	$12,696	$11,828
Supplemental disclosures:
Interest paid	$222	$59
Income taxes paid	$1,249	$—
Common stock issued for acquisition activities	$11,751	$30,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLICK COMMERCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Six months ended June 30, 2005
	Channel Wave Inc	Optum, Inc	Xelus, Inc.	Total
Intangible assets acquired	$3,272	$13,726	$3,036	$20,034
Goodwill	2,896	24,151	4,013	31,060
Other assets acquired, not including cash	471	6,815	2,578	9,864
Total assets acquired	6,639	44,692	9,627	60,958
Less: Liabilities acquired	1,381	19,042	9,944	30,367
Net assets acquired, not including cash	5,258	25,650	(317)	30,591
Less:Value of shares issued for acquisition	4,280	26,124	—	30,404
Plus: Acquisition costs paid	75	50	110	235
Plus: Cash paid for escrow settlement	—	745	—	745
Total cash paid (acquired)	$1,053	$321	$(207)	$1,167

	Six months ended June 30, 2006
	Elance, Inc.	Requisite, Inc.	Total
Intangible assets acquired	$4,255	—	$4,255
Goodwill	11,022	—	11,022
Other assets aquired, not including cash	1,575	—	1,575
Total assets acquired	16,852	—	16,852
Less: Liabilities acquired	1,632	—	1,632
Net assets acquired, not including cash	15,220	—	15,220
Less:Value of shares issued for acquisition	11,751	—	11,751
Plus: Acquisition costs paid	141	—	141
Plus: Cash paid for escrow settlement	—	325	325
Total cash paid	$3,610	$325	$3,935

The difference between the June 30, 2005 Supplemental Information and the Condensed Consolidated Statements of Cash Flows is due to a valuation change in the Channelwave, Inc., Optum, Inc. and Xelus, Inc. opening balance sheets subsequent to June 30, 2005.

CLICK COMMERCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Click Commerce, Inc. and its wholly owned subsidiaries (the “Company”) and reflect all adjustments (which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2006 include the results of operations of Elance, Inc (see note 4) from February 8, 2006 through the end of the periods. The results of operations for the periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the Securities and Exchange Commission’s rules and regulations. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K and other documents that have been filed with the Securities and Exchange Commission.

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

The Company recognizes revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2 “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Under the residual method, revenue is recognized in a multiple-element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. The Company allocates revenue to each element in a multiple-element arrangement based on its fair value, with the fair value determined by the price charged when that element is sold separately. The Company defers revenue for the fair value of its undelivered elements (e.g. professional services and maintenance) and recognizes revenue attributable to the delivered elements (i.e. software product) when the criteria in SOP 97-2 have been met. If evidence of fair value of the undelivered elements of the arrangement does not exist, all revenue from the arrangement is deferred until such time evidence of fair value does exist, or until all elements of the arrangement are delivered.

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

The Company provides hosting services to customers that have licensed the Company’s software under a limited-term software license (a subscription). Software subscriptions are accounted for under revenue recognition principles in accordance with the guidance provided by Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” The fees related to multiple-element arrangements are allocated to the individual elements in accordance with Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables,” based upon verifiable, objective evidence of the fair values of each element. The Company’s subscription arrangements with customers generally include several elements, including (1) a limited-term software license (a subscription), (2) strategic consulting services, (3) set-up and software subscription services, and (4) hosting services. The Company requires customers in these limited term arrangements to use its hosting services, which in accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” results in all such revenue being deferred and recognized ratably over the term of the agreement analogous to a service arrangement. If the arrangement includes consulting services, these services are presented as consulting and implementation service revenues and are deferred and recognized ratably over the term of the arrangement, which is normally 12-36 months. Under SAB No. 104 “Revenue Recognition,” costs associated with set-up and implementation of the subscriptions may be expensed as incurred or deferred and recognized over the term of the related arrangement. The Company has elected to defer such costs. The software subscription service typically begins upon customer acceptance.

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

Long-term Investments

The Company has invested in a long-term investment fund. Under the terms of the fund operating Agreement, the Company has a total commitment of $2.0 million of which $1.4 million has been contributed to date for an ownership interest of less than 2%. This investment is accounted for under the equity method and is recorded in other assets in the Condensed Consolidated Balance Sheet.

Income Taxes

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, its results of operations or its cash flows.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share—Based Payments (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. The standard is effective for fiscal years beginning after December 15, 2005.

Effective January 1, 2006, the Company has adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, the Company is required to recognize compensation expense for all share-based payments granted after the effective date, and also for all awards granted prior to the effective date of SFAS No. 123(R) that remain unvested. For the three and six months ended June 30, 2006, the Company incurred approximately $0.1 million and $0.2 million, respectively, in non-cash stock-based compensation charges in connection with its adoption of SFAS No. 123(R). The Company determined the fair value of this charge using the Black-Scholes option-pricing model applying the following weighted average assumptions for the three and six months ended June 30, 2006; an expected life of 4 years, an expected volatility of 100%, a risk free interest rate of 4.5% and a 0% dividend yield.

The Company previously accounted for its stock options in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which allowed entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company applied the provisions of APB 25 and provided the pro forma disclosures required by SFAS

No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.”

The Company has applied APB 25 and related interpretations in accounting for its stock options issued under the Amended and Restated Click Commerce Stock Option and Stock Award Plan and the Amended and Restated Directors’ Stock Option and Stock Award Plan. Accordingly, no compensation expense was recognized in the quarter ended June 30, 2005 for stock options because the exercise price equaled the fair value at the date of grant. Had the Company determined compensation expense based on the method required by SFAS No. 123, the Company’s net income and net income per common share for the three and six months ended June 30, 2005 would approximate the pro forma amounts below:

	Three months ended June 30, 2005	Six months ended June 30, 2005
	(in thousands, except per share data)
Net income, as reported	$3,212	$5,842
Total fair value method employee stock-based compensation expense, net of related tax effects	$(1,598)	(1,797)
Pro forma net income	$1,614	$4,045
Basic income per share:
As restated	$0.29	$0.54
Pro forma	$0.15	$0.38
Diluted income per share:
As reported	$0.27	$0.50
Pro forma	$0.13	$0.34

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for the three and six months ended June 30, 2005; an expected life of 4 years, an expected volatility between 79% and 91%, a risk-free interest rate of 4% and a 0% dividend yield.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption will have a material effect on its financial statements or tax returns.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 addresses the following: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that the adoption will have a material effect on its financial statements.

3. NET INCOME PER SHARE

Net income per share was computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thouasnds, except per share amounts)
Basic income per share:
Net income	$3,160	$3,212	$6,077	$5,842
Weighted average common shares outstanding	12,042	11,008	11,970	10,721
Per share amount	$0.26	$0.29	$0.51	$0.54
Diluted income (loss) per share:
Net income	$3,160	$3,217	$6,077	$5,839
Weighted average common shares outstanding	12,042	11,008	11,970	10,721
Add: Effect of dilutive securities—stock options	457	733	543	724
Common stock held in escrow	414	376	415	322
Diluted weighted average shares outstanding	12,913	12,117	12,928	11,767
Per share amount	$0.24	$0.27	$0.47	$0.50

Common stock held in escrow is not included in the basic weighted average common shares outstanding calculation until the shares are released from escrow. The Company previously reported basic weighted average common shares outstanding of 11,383,737 and 11,043,155 for the three and six months ended June 30, 2005. These amounts included common stock held in escrow. The Company has adjusted the basic weighted average common shares outstanding to not include the common stock held in escrow and thus has reported adjusted basic weighted average common shares outstanding of 11,008,162 and 10,720,961 for the three and six months ended June 30, 2005. Based upon this change, the basic income per share for the three and six months ended June 30, 2005 has increased by $0.01 to $0.29 and $0.54, respectively.

For the three months ended June 30, 2006 and 2005, 85,126 and 60,935 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the six months ended June 30, 2006 and 2005, 54,274 and 125,767 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

4. BUSINESS COMBINATIONS

Effective February 2, 2005, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with ChannelWave, Inc. (“ChannelWave”). Pursuant to the Purchase Agreement, the Company acquired certain assets from ChannelWave, including substantially all assets relating to ChannelWave’s Partner Relationship Management System and Service Information System businesses, for consideration comprised of $1.0 million of cash and 225,807 shares valued at $18.954 per share of the Company’s common stock (of which 29,033 shares were initially held by the Company in escrow but were released on the anniversary date of the acquisition pursuant to the Purchase Agreement). The Company incurred $0.1 million of transaction costs. ChannelWave offers demand chain solutions. On October 19, 2005, the Company completed a repurchase of 181,024 shares pursuant to Share Repurchase Agreements (the “Share Repurchase Agreements”) with Commerce 5, Inc. (formerly known as ChannelWave, Inc.)

and a former executive officer of Commerce 5, Inc., respectively. Pursuant to the terms of the Share Repurchase Agreements, the Company repurchased shares of its common stock for a purchase price of $15.50 per share, or $2,805,872 in the aggregate.

Effective February 7, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Optum, Inc. (“Optum”), and its stockholders, pursuant to which the Company acquired Optum. In consideration for the merger, the Company paid $325,467 in cash, issued 1,405,780 shares valued at $18.583 per share of the Company’s common stock to the stockholders of Optum (of which $65,093 in cash and 281,156 shares of the Company’s common stock are being held by an escrow agent for certain potential additional liabilities of Optum pursuant to the Merger Agreement until such time as outstanding claims have been resolved), and assumed approximately $4.3 million of Optum indebtedness. The Company incurred $0.1 million of transaction costs.

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

On February 8, 2006, the Company and its wholly-owned subsidiary, Click Procure, Inc. (the “Subsidiary”) entered into an Asset Purchase Agreement (the “Purchase Agreement”), with Elance, Inc., (“Elance”) pursuant to which the Subsidiary purchased the assets of the Seller’s on-demand e-commerce solutions for services business (the “enterprise software business”). The assets acquired by the Subsidiary in the transaction include software, trademarks, customer contracts and lists, product processes, other intangible assets, cash, receivables and other operating assets, as well as its obligations under certain contracts related to the enterprise software business. The Subsidiary also acquired all of the stock of Elance’s subsidiaries in the United Kingdom and India engaged in such business. The total consideration paid for the acquisition was approximately $15,250,000, comprised of $3,500,000 in cash and 420,123 shares of the Company’s common stock valued at $27.97 per share to Elance (of which 75,622 shares of the Company’s common stock were being held by an escrow agent to satisfy the indemnification obligations of Elance under the agreement for a period of twelve months from the date of acquisition). The Company incurred $0.1 million of transaction costs. On June 13, 2006, the Company completed a repurchase of 420,123 shares (including the shares held in escrow) pursuant to a Share Repurchase Agreement with Elance, Inc. Pursuant to the terms of the Elance Share Repurchase Agreement, the Company repurchased shares of its common stock for a purchase price of $19 per share or $7,982,337, in the aggregate.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed on the effective dates of the Xelus and Requisite acquisitions. The Company incurred approximately $0.1 million and $0.2 million of direct expenses related to the closing of the Xelus and Requisite acquisitions, respectively. The final allocations of the purchase price for Requisite are subject to change as the Company completes the valuation of the acquired assets and assumed liabilities.

	Xelus	Requisite
	May 27, 2005	November 22, 2005
	(in thousands)
Assets:
Cash and cash equivalents	$844	$9,473
Trade accounts receivable, net	1,393	1,366
Other current assets	378	608
Total current assets	2,615	11,447
Property and equipment	807	39
Intangible assets	3,036	3,372
Goodwill	4,013	11,598
Other assets	—	299
Total assets	$10,471	$26,755
Liabilities:
Accounts payable	$1,141	$26
Accrued liabilities	701	2,709
Accrued compensation	1,023	500
Deferred revenue	4,803	1,391
Short-term lease obligation	—	—
Short-term debt obligation	2,207	—
Long-term debt obligation	69	—
Total liabilities	9,944	4,626
Net assets acquired	$527	$22,129

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

Elance February 8, 2006
Assets:
Cash and cash equivalents	$31
Trade accounts receivable, net	1,324
Other current assets	33
Total current assets	1,388
Property and equipment	218
Intangible assets	4,255
Goodwill	11,022
Total assets	16,883
Liabilities:
Accounts payable	7
Accrued liabilities	241
Accrued compensation	42
Deferred revenue	1,342
Total liabilities	1,632
Net assets acquired	$15,251

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

	Customer Relationships(1)	Developed Technology(2)	Trade Names(3)	Order Backlog(4)	In process R&D(5)	Total
Elance	$1,512	$1,187	$—	$1,556	$—	$4,255
Requisite	748	2,288	—	336	—	3,372
Xelus	2,684	283	—	69	—	3,036
Optum	9,850	3,573	—	303	—	13,726
ChannelWave	2,758	514	—	—	—	3,272
bTrade	1,195	274	—	143	6	1,618
Webridge	560	910	150	—	—	1,620
Allegis	466	—	—	—	—	466
Gross intangible assets and in-process R&D	19,773	9,029	150	2,407	6	31,365
Accumulated amortization to date	(4,267)	(2,181)	(110)	(921)	(6)	(7,485)
Balance at June 30, 2006	$15,506	$6,848	$40	$1,486	$—	$23,880
Amortization expense
Six months ended June 30, 2006	1,456	921	25	464	—	2,866
Six months ended June 30, 2005	1,001	481	25	199	—	1,706
Estimated amortization expense for the 12 months ended:
December 31, 2006	2,852	1,827	50	859	—	5,589
December 31, 2007	2,794	1,813	15	519	—	5,140
December 31, 2008	2,794	1,599	—	—	—	4,393
December 31, 2009	2,597	1,464	—	—	—	4,060
December 31, 2010	2,443	700	—	—	—	3,143
Thereafter	3,483	367	—	—	—	3,850

(1)          Customer relationships are amortized over ten years for Elance, seven years for Requisite, Xelus, Optum and ChannelWave, five years for bTrade and Webridge, and three years for Allegis.

(2)          Developed technology is amortized over six years for Requisite, five years for Optum, ChannelWave, Elance, and bTrade, four years for Webridge and three years for Xelus and is reflected in the cost of product license revenue on the consolidated statement of income and comprehensive income.

(3)          Trade names are amortized over three years.

(4)          Order backlogs are amortized over three years for Elance and one year for Requisite, Optum, Xelus, and bTrade.

(5)          In-process R&D was charged immediately to amortization of intangible assets on the statement of income and comprehensive income.

The following unaudited pro forma financial information for the three months ended June 30, 2005 and the six months ended June 30, 2006 and 2005 presents the consolidated operations of the Company as if all of the acquisitions had been made on January 1, 2005, after giving effect to certain adjustments for the pro forma acquisition as of the assumed January 1, 2005 acquisition date. The pro forma financial information for the three months ended June 30, 2006 has not been provided as Elance was acquired on February 7, 2006. The unaudited pro forma financial information is provided for informational purposes only. It should not be construed to be indicative of the Company’s consolidated results of operations had the acquisitions been consummated on the earlier date and do not project the Company’s results of operations for any future period:

	Three months ended June 30,	Six months ended June 30,
	2005	2006	2005
	(in thousands, except per share data)
Revenues	$20,954	$40,170	$42,563
Net income (loss)	2,079	6,099	4,853
Basic net income (loss) per share	$0.17	$0.50	$0.42
Diluted net income (loss) per share	$0.16	$0.47	$0.38

5. RESTRUCTURING

As of June 30, 2005, the Company had a restructuring accrual in the amount of $37,000 covering the remaining lease commitments on excess office space. The final payment against the restructuring accrual was made in the quarter ending December 31, 2005. The cash paid for the the three and six months ended June 30, 2005 was $24,000 and $42,000, respectively.

6. CREDIT FACILITY

On March 31, 2005, the Company entered into a $10.0 million revolving line of credit maturing on April 1, 2008. The borrowing under the line of credit carries an interest rate based on the LIBOR average rate with a weighted average interest rate of 6.42% in the quarter ended June 30, 2006. There is a fee of 0.3% on the unused portion of this line of credit. On June 30, 2006, Company borrowings under this revolving line of credit were $6.4 million. The proceeds were used to pay off debt and certain liabilities assumed in the Optum and Xelus acquisitions. Of the remaining $3.6 million, up to $2.0 million may be used for the Company’s letters of credit. As of June 30, 2006, the Company had $0.6 outstanding under various letters of credit. The line of credit contains terms that, among other provisions, require the Company to maintain a minimum net worth, meet other financial ratio tests, and imposes specific limits or restrictions on additional indebtedness and or liens. Provisions under this line of credit are not considered restrictive to normal operations. The Company is not obligated to make any principal payments on the loan until April 1, 2008 unless it violates loan covenants. The Company was not in violation of any loan covenants at June 30, 2006.

7. COMMITMENTS AND CONTINGENCIES

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Under the Company’s standard software license agreements, the Company agrees to indemnify, defend and hold harmless its licensees’ use of Company software from and against certain losses, damages and costs arising from claims alleging the licensees’ use of Company software infringes on the intellectual property rights of a third party. The indemnification is contingent upon (a) the customer providing the Company with prompt written notice of such claims; (b) the customer providing reasonable cooperation to the Company in the defense and settlement of such claim, at the Company’s expense; and (c) the Company having sole authority to defend or settle such claims. Historically, the Company has not been required to pay material amounts in connection with claims asserted under these provisions, and accordingly, the Company has not recorded a liability relating to such provisions.

In 2004, the Company was notified by the tax authorities in the Netherlands that the Company had a potential tax liability. In the fourth quarter of 2005, the Company received a determination letter from the Netherlands tax authorities that asserted tax deficiencies, penalties and interest in the amount of EURO 2.3 million, or approximately $2.8 million. The asserted tax deficiencies relate to certain wage tax amounts, including amounts related to vested employee stock options that the tax inspector believes should have been withheld by the Company on behalf of several employees. The Company believes that it has meritorious legal defenses to a significant portion of these alleged deficiencies. The Company recorded an accrual of $650,000 in the year ended December 31, 2004 for its assessment of the most probable outcome of this matter. This reserve is recorded in accrued expenses and other current liabilities on the June 30, 2006 and December 31, 2005 consolidated balance sheets.

In addition to its revolving credit facility, the Company also assumed three short-term notes in connection with its acquisition of Xelus. The notes were repaid as of June 30, 2006. In addition, the Company has entered into certain Sublease Agreements to sublease office space from its existing leased facilities. The table below outlines the payment time frames for these notes, the amounts to be collected under subleases and the Company’s lease commitments over the next five years. The Company is obligated as lessee under certain noncancelable operating leases for equipment, cars and office space, and is also obligated to pay insurance, maintenance and other executory costs associated with the leases.

	Operating Leases	Subleases	Short-term Notes payable	Long-term Debt
2006	$3,326	$889	$307	$—
2007	1,418	260	—	—
2008	1,206	126	—	6,416
2009	844	42	—	—
2010	486	—	—	—

8. Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2006 and June 30, 2005 were 33% and 0%, respectively. For the six months ended June 30, 2006 and June 30, 2005, the effective tax rates were 37% and 0%, respectively. The reduction in the effective tax rate to 37% for the six months, from 41% in the prior quarter is due to the Company being able to identify and estimate in the second quarter tax benefits it will recognize in 2006 from research and development credits and other tax incentives. The increase in the tax rate from 2005 resulted primarily from the reversal of a valuation allowance on the Company’s net deferred tax assets (not related to acquisitions) in the fourth quarter of 2005.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated condensed financial statements and notes elsewhere in this quarterly report.

Overview

Click Commerce, Inc. (the “Company”) provides software designed to help companies streamline their trading partner interactions and automate compliance-related activities. We believe that companies using our software can optimize business processes, improve financial performance, lower costs for partners and customers, increase brand loyalty, improve customer service and reduce risk. The Company’s collaborative commerce and supply chain solutions are designed to enable companies to streamline their trading partner interactions to drive business value and competitive advantage. The Company’s compliance automation solutions are designed to enable institutions to automate their regulatory compliance processes and manage research project approvals. Each of the Company’s product lines applies similar underlying technology to effect secure Internet communications as a replacement for handwritten forms, telephone and fax communications and other electronic data systems. The Company commenced operations on August 20, 1996.

Effective February 2, 2005, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with ChannelWave, Inc. (“ChannelWave”). Pursuant to the Purchase Agreement, the Company acquired certain assets from ChannelWave, including substantially all assets relating to ChannelWave’s Partner Relationship Management System and Service Information System businesses, for consideration comprised of $1.0 million of cash and 225,807 shares valued at $18.954 per share of the Company’s common stock (of which 29,033 shares were initially held by the Company in escrow but were released on the anniversary date of the acquisition pursuant to the Purchase Agreement). The Company incurred $0.1 million of transaction costs. ChannelWave offers demand chain solutions. On October 19, 2005, the Company completed a repurchase of 181,024 shares pursuant to Share Repurchase Agreements (the “Share Repurchase Agreements”) with Commerce 5, Inc. (formerly known as ChannelWave, Inc.) and a former executive officer of Commerce 5, Inc., respectively. Pursuant to the terms of the Share Repurchase Agreements, the Company repurchased shares of its common stock for a purchase price of $15.50 per share, or $2,805,872 in the aggregate.

Effective February 7, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Optum, Inc. (“Optum”), and its stockholders, pursuant to which the Company acquired Optum. In consideration for the merger, the Company paid $325,467 in cash, issued 1,405,780 shares valued at $18.583 per share of the Company’s common stock to the stockholders of Optum (of which $65,093 in cash and 281,156 shares of the Company’s common stock are being held by an escrow agent for certain potential additional liabilities of Optum pursuant to the Merger Agreement until such time as outstanding claims have been resolved), and assumed approximately $4.3 million of Optum indebtedness. The Company incurred $0.1 million of transaction costs.

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

On February 8, 2006, the Company and its wholly-owned subsidiary, Click Procure, Inc. (the “Subsidiary”) entered into an Asset Purchase Agreement (the “Purchase Agreement”), with Elance, Inc., (“Elance”) pursuant to which the Subsidiary purchased the assets of the Seller’s on-demand e-commerce solutions for services business (the “enterprise software business”). The assets acquired by the Subsidiary in the transaction include software, trademarks, customer contracts and lists, product processes, other intangible assets, cash, receivables and other operating assets, as well as its obligations under certain contracts related to the enterprise software business. The Subsidiary also acquired all of the stock of Elance’s subsidiaries in the United Kingdom and India engaged in such business. The total consideration paid for the acquisition was approximately $15,250,000, comprised of $3,500,000 in cash and 420,123 shares of the Company’s common stock valued at $27.97 per share to Elance (of which 75,622 shares of the Company’s common stock were being held by an escrow agent to satisfy the indemnification obligations of Elance under the agreement for a period of twelve months from the date of acquisition). The Company incurred $0.1 million of transaction costs. On June 13, 2006, the Company completed a repurchase of 420,123 shares (including the shares held in escrow) pursuant to a Share Repurchase Agreement with Elance, Inc. Pursuant to the terms of the Elance Share Repurchase Agreement, the Company repurchased shares of its common stock for a purchase price of $19 per share or $7,982,337, in the aggregate.

The Company focused its efforts in 2005 and the first half of 2006 on maintaining and improving profitability as well as broadening its product offerings through acquisitions. In 2005 and through the first half of 2006, the Company reported increasing operating profits as compared to the prior year’s corresponding quarter. Management plans to continue investing in new and improved product offerings and in increasing the exposure of the Company’s products and services through its targeted marketing programs. Management further believes that each investment must be prudently made and justified by the expected return on such investment.

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

The Company’s revenue is principally derived from sales of perpetual licenses or subscriptions to its software, and the related services surrounding those products. The Click Commerce software suite consists of the Partner Portal platform; various applications that provide the basis for controlling workflow, reporting, opportunity management, product information management, sales order management, after sales service management, supply chain management and warehouse management and network logistics management, parts optimization and master data management. The Company also recognizes revenue from services, including business consulting, implementation, maintenance, training and managed hosting services.

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

Operating expenses are classified into five general categories: sales and marketing, research and development, general and administrative, amortization of intangible assets and stock-based compensation. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials. Research and development expenses consist primarily of personnel costs to support product development. General and administrative expenses consist primarily of salaries and other related costs for executive management, finance and administrative employees, legal and accounting services, and corporate liability insurance. Amortization of intangible assets represents amortization expense for certain intangible assets with finite useful lives, which were recorded in connection with the Company’s acquisitions. The intangible assets are identified, valued, and classified into separate categories. The categories are customer relationships, developed technologies, order backlog, trade names, and in-process research and development. The amortization of developed technologies is recorded in the cost of product license line item on the consolidated statement of income and comprehensive income. Stock-based compensation represents the charge in connection with the adoption, as of January 1, 2006, of the provisions of SFAS 123(R) for the fair value of share-based payments granted to employees after the adoption of SFAS 123(R) and the fair value for all awards granted to employees prior to the effective date that are unvested.

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

Results of Operations

The following table sets forth selected unaudited financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	(in 000’s)	% of Revenue	(in 000’s)	% of Revenue	(in 000’s)	% of Revenue	(in 000’s)	% of Revenue
Revenues
Product license	$2,288	11.6%	$1,841	13.8%	$4,964	12.6%	$3,804	15.7%
Hardware	$350	1.8%	—	0.0%	726	1.8%	—	0.0%
Total product license and hardware	2,638	13.4%	1,841	13.8%	5,690	14.4%	3,804	15.7%
Service
Maintenance and hosting	9,098	46.1%	5,729	42.9%	18,105	45.9%	9,543	39.3%
Consulting and implementation service	6,017	30.5%	3,849	28.8%	11,660	29.6%	7,346	30.3%
Subscription	1,989	10.1%	1,930	14.5%	3,975	10.1%	3,581	14.8%
Total Service	17,104	86.6%	11,508	86.2%	33,740	85.6%	20,470	84.3%
Total Revenues	19,742	100.0%	13,349	100.0%	39,430	100.0%	24,274	100.0%
Cost of Revenues
Product license and hardware	818	4.1%	344	2.6%	1,636	4.1%	542	2.2%
Service	6,102	30.9%	4,827	36.2%	12,185	30.9%	8,816	36.3%
Total cost of revenues	6,920	35.1%	5,171	38.7%	13,821	35.1%	9,358	38.6%
Gross profit	12,822	64.9%	8,178	61.3%	25,609	64.9%	14,916	61.4%
Operating Expenses:
Sales and marketing	2,179	11.0%	1,602	12.0%	4,270	10.8%	2,748	11.3%
Research and development	2,309	11.7%	1,666	12.5%	4,748	12.0%	2,875	11.8%
General and administrative	2,629	13.3%	1,282	9.6%	4,993	12.7%	2,288	9.4%
Amortization of intangibles assets	961	4.9%	505	3.8%	1,947	4.9%	1,225	5.0%
Stock-based compensation	129	0.7%	—	0.0%	210	0.5%	—	0.0%
Total operating expenses	8,207	41.6%	5,055	37.9%	16,168	41.0%	9,136	37.6%
Operating income	$4,615	23.4%	$3,123	23.4%	$9,441	23.9%	$5,780	23.8%

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005

Revenue

Total revenue increased $6.4 million, or 47.9%, to $19.7 million for the three months ended June 30, 2006 from $13.3 million for the three months ended June 30, 2005.

Product license revenue consists of revenue from separate product-only agreements and from multiple element agreements accounted for under the percentage-of-completion method using hours of input in relation to the estimate of total hours to complete the engagements. Product license and hardware revenue increased by $0.8 million, or 43.3%, to $2.6 million including $0.4 million from the sale of hardware. The remaining increase of $0.4 million was attributable to $0.7 million in license sales by Elance, Requisite and Xelus, partially offset by a $0.3 million decrease in the Company’s legacy license sales.

Maintenance and hosting revenues increased by $3.4 million or 58.8% to $9.1 million for the three months ended June 30, 2006. The acquisitions of Elance, Inc. and Requisite Inc. accounted for $2.0 million of this increase. Of the remaining $1.4 increase, $1.9 million resulted from a full quarter of maintenance and hosting by Xelus, offset by a decrease of $0.5 million from Optum.

Consulting and implementation service revenues are largely comprised of fees related to time and materials projects, other service agreements, maintenance, hosting, training and needs analyses, as well as multiple element agreements accounted for under the percentage-of-completion method using hours of input in relation to the estimate of total hours to complete the engagements. Consulting and implementation service revenues increased by $2.2 million, or 56.3%, to $6.0 million, over the prior year quarter. Acquisitions increased consulting and implementation services by $2.5 million. Elance and Requisite accounted for 67.6% of this $2.5 million increase. The remaining increase of $1.0 million resulted from having a full quarter of revenue from Xelus. The increase in consulting and implementation service of $2.5 million emanated from acquisitions and was partially offset by a decrease of $0.4 million in consulting and implementation service from the Company’s legacy operations. This decrease was due to a reduction in revenues in the Company’s retail product line.

Subscription revenue increased by $0.1 million, to $2.0 million for the quarter ended June 30, 2006. The increase is a direct result of the acquisitions of Elance and Requisite.

Cost of Revenue

Total cost of revenue increased by $1.7 million, or 33.8% to $6.9 million for the three months ended June 30, 2006. The increase relates to the increased volume of business generated by the Company, largely through the acquisitions made in 2005 and 2006. The costs consist of compensation expenses, amortization of developed technology, cost of hardware purchased for resale, third party software royalties and third party contracted labor. The increase in employee compensation results from the acquisitions of Requisite and Elance and a full quarter of Xelus. These acquisitions added approximately 54 full time equivalents to the service and support departments. The additional head count resulted in an increase in compensation expense of $0.8 million. Contracted labor increased by $0.4 million. Third party software royalties increased by $0.1million due to the increased sale of third party software. Amortization of developed technology has increased by $0.2 million. The amortization of developed technology resulted from the allocation of purchase price to developed technologies arising from the Company’s acquisitions. Outside of the increases related to acquisitions, the Company also incurred an increase in cost of revenue of $0.2 million pertaining to the sale of hardware. Gross profit margins increased to 64.9% for the three months ended June 30, 2006, compared to 61.3% for the three months ended June 30, 2005. The gross margin percentage increase is due to an improvement in the utilization rate of professional service staff and the increase in higher margin subscription and license revenue.

Operating Expenses

Sales and Marketing   Sales and marketing expenses increased by approximately $0.6 million, or 36.0%, to $2.2 million for the three months ended June 30, 2006 from $1.6 million for the three months ended June 30, 2005. The increase in sales and marketing expense related to an increase in head count due to the Requisite and Elance acquisitions and a full quarter of sales and marketing expenses of Xelus. These acquisitions added 10 full time equivalents and an additional $0.6 million in compensation expense.

Research and Development   Research and development expenses increased by approximately $0.6 million, or 38.6%, to $2.3 million for the three months ended June 30, 2006, from $1.7 million for the comparable prior year three-month period. This increase was attributable to an increase in employee compensation and related costs of $0.4 million and an increase in contracted labor costs of $0.2 million. The Requisite and Elance acquisitions resulted in an increase in the Company’s employee compensation expense by $0.4 million. The Company added 16 full time equivalents with these acquisitions. To date, all software development costs have been expensed as incurred.

General and Administrative   General and administrative expenses increased by approximately $1.3 million, or 105.1%, to $2.6 million for the three months ended June 30, 2006 from $1.3 million for the three months ended June 30, 2005. The increase related to an increase in compensation expense in the finance and information technology department of $0.3 million (resulting from the addition of six full time equivalents), an increase in contracted labor of $0.3 million, (largely related to Sarbanes-Oxley Act compliance work), an increase in legal fees relating to general matters an increase in executive compensation of $0.2 million relating to adding two full time equivalents in the third quarter of 2005, and an increase in outside accounting fees related to Sarbanes-Oxley Act of $0.2 million.

Amortization of Intangible Assets   The increase in amortization of intangibles relates to the intangible assets acquired in the Company’s acquisitions. These intangible assets have useful lives that range from one to ten years and accounted for the $0.5 million increase in amortization expense for the quarter ended June 30, 2006.

Stock-based Compensation   The charge of $0.1 million arose in connection with the adoption, as of January 1, 2006, of the provisions of SFAS 123(R) for the fair value of share-based compensation granted to employees after the adoption of SFAS 123(R) and the fair value of all awards granted to employees prior to the effective date that are unvested.

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005

Revenue

Total revenue increased $15.1 million, or 62.4%, to $39.4 million for the six months ended June 30, 2006 from $24.3 million for the six months ended June 30, 2005.

Product license revenue consists of revenue from separate product-only agreements and from multiple element agreements accounted for under the percentage-of-completion method using hours of input in relation to the estimate of total hours to complete the engagements. Product license and hardware revenue increased by $1.9 million, or 49.6%, to $5.7 million including $0.7 million from the sale of hardware. The remaining increase of $1.2 million was attributable to $1.5 million in license sales by Elance, Requisite, a full six months of revenue from Xelus, and an increase of $0.2 million in legacy sales. This increase was partially offset by a $0.5 million decrease in license sales from Optum.

Maintenance and hosting revenues increased by $8.5 million, or 89.7%, to $18.1 million for the six months ended June 30, 2006 from the prior period. The acquisitions of Elance, Requisite and a full six months of revenue from Xelus accounted for $8.1 million of this increase. The remaining $0.4 million increase resulted from legacy maintenance and hosting sales.

Consulting and implementation service revenues are largely comprised of fees related to time and materials projects, other service agreements, maintenance, hosting, training and needs analyses, as well as multiple element agreements accounted for under the percentage-of-completion method using hours of input in relation to the estimate of total hours to complete the engagements. Consulting and implementation service revenues increased by $4.4 million, or 58.7%, to $11.7 million, over the comparable prior year six month period. Acquisitions of Elance and Requisite and a full six months of revenue from Xelus and Optum increased consulting and implementation services revenue by $5.3 million. Elance, Inc. and Requisite, Inc, accounted for 43.5% of this $5.3 million increase. The remaining increase of $3.0 million resulted from having a full six months of revenue from Xelus, and Optum. The increase was partially offset by a decrease of $0.9 million in consulting and implementation services from the Company’s legacy operations. This decrease was due to a reduction in revenues in the Company’s retail product line.

Subscription revenue increased by $0.4 million, to $4.0 million for the six months ended June 30, 2006. The increase is a direct result of the acquisitions of Elance and Requisite.

Cost of Revenue

Total cost of revenue increased by $4.4 million, or 47.7% to $13.8 million for the six months ended June 30, 2006. The increase relates to the increased volume of business generated by the Company, largely through the acquisitions made in 2005 and 2006. The costs consist of compensation expenses, amortization of developed technology, cost of hardware purchased for resale, third party software royalties and third party contracted labor. The increase in employee compensation results from the acquisitions of Requisite and Elance and a full six month of Xelus and Optum. These acquisitions added approximately 54 full time equivalents to the service and support departments. The additional head count resulted in an increase in compensation expense of $2.2 million. Contracted labor increased by $1.1 million. Amortization of developed technology increased by $0.5 million. Third party software royalties increased by $0.2 million. The amortization of developed technology resulted from the allocation of purchase price to developed technologies in the Company’s acquisitions. Outside of the increases related to acquisitions, the Company also incurred an increase in cost of revenue of $0.4 million pertaining to the sale of hardware. Gross profit margins increased to 64.9% for the six months ended June 30, 2006, compared to 61.4% for the six months ended June 30, 2005. The gross margin percentage increase is due to an improvement in the utilization rate of professional service staff and the increase in higher margin subscription and license revenue.

Operating Expenses

Sales and Marketing   Sales and marketing expenses increased by approximately $1.6 million, or 55.4%, to $4.3 million for the six months ended June 30, 2006 from $2.7 million for the six months ended June 30, 2005. The increase in sales and marketing expense was related to an increase in head count due to the Requisite and Elance acquisitions and a full six months of sales and marketing expenses of Xelus and Optum. The acquisitions of Elance and Requisite added 10 full time equivalents and an additional $1.0 million in compensation expense. A full six months of sales and marketing expenses of Optum and Xelus increased sales and marketing expense by approximately $0.4 million. The remaining increase of $0.2 million for the six months ended June 30, 2006 pertains to corporate marketing expenditures.

Research and Development   Research and development expenses increased by approximately $1.8 million, or 65.1%, to $4.7 million for the six months ended June 30, 2006, from $2.9 million for the comparable prior year six-month period. This increase was almost entirely attributable to an increase in employee compensation and related costs and contracted labor. The Requisite and Elance acquisitions resulted in an increase in the Company’s research and development expenses by $0.9 million. The Company added 16 full time equivalents with these acquisitions. A full six months of research and development expenses of Xelus resulted in an increase of $0.9 million. To date, all software development costs have been expensed as incurred.

General and Administrative   General and administrative expenses increased by approximately $2.7 million, or 118.2%, to $5.0 million for the six months ended June 30, 2006 from $2.3 million for the six months ended June 30, 2005. The increase related to an increase in compensation expense in the finance and information technology department of $0.6 million (resulting from the addition of six full time equivalents), an increase in contracted labor (information technology and Sarbanes-Oxley Act compliance work) of $0.5 million, an increase in legal fees relating to general matters of $0.4 million, an increase in executive compensation of $0.4 million relating to adding two full time equivalents in the third quarter of 2005, an increase in outside accounting fees related to the annual audit and Sarbanes-Oxley Act compliance work of $0.4 million and an increase in general insurance and taxes (not including income taxes) of $0.4 million.

Amortization of Intangible Assets   The increase in amortization of intangibles relates to the intangible assets acquired in the Company’s acquisitions. These intangible assets have useful lives that range from one to ten years and accounted for the $0.7 million increase in amortization expense for the six months ended June 30, 2006.

Stock-based Compensation   Stock-based compensation represents the charge of $0.2 million in connection with the adoption, as of January 1, 2006, of the provisions of SFAS 123(R) for the fair value of share-based payments granted to employees after the adoption of SFAS 123(R) and the fair value of all awards granted to employees prior to the effective date that are unvested.

Liquidity and Capital Resources

At June 30, 2006, the Company had $12.7 million of cash and cash equivalents.

Net cash provided by operating activities was $7.8 million for the six months ended June 30, 2006. The cash provided by operating activities was the result of net income plus non-cash charges for depreciation, amortization, stock-based compensation and a noncash charge for income taxes. Sources of cash from operations include $6.1 million in net income, $7.4 million in depreciation, amortization, income tax expense, stock-based compensation, and a source of cash from the decrease in receivables (net of $1.1 million of receivables acquired) of $3.1 million. The reduction of receivables resulted from the receipt of payments from customers invoiced in the fourth quarter of 2005. Cash sources were partially offset by uses of cash of $7.8 million involving decreases in deferred revenue, accrued compensation, and increases in prepaids and other expenses and a use of cash from the other working capital accounts in the amount of $1.0 million. The decrease in deferred revenue resulted from the recognition of revenue from previously billed transactions and amounted to $3.4 million (net of $1.3 million of deferred revenue acquired) and the $1.9 million decrease in accrued compensation resulting from the payment of commissions and annual bonuses accrued for as of December 31, 2005. The $2.4 million increase in prepaids and other current assets resulted from tax payments and an increase in other receivables from Elance relating to amounts owed post-acquisition.

The Company used $5.1 million in cash for investing activities in the six months ended June 30, 2006. Of the $5.1 million, $3.6 million related to the acquisition of Elance and $0.3 million involved a payment relating to the acquisition of Requisite. The remaining $1.2 million was used to purchase fixed assets.

Net cash used in financing activities was $7.5 million. Of the $7.5 million, $8.0 million related to the repurchase of common stock previously issued as consideration in the Elance acquisition and the repayment of short and long-term debt in the amount of $0.9 million. This was partially offset by the generation of $1.4 million from the exercise of stock options.

On March 31, 2005, the Company entered into a $10.0 million revolving line of credit maturing on April 1, 2008. The borrowing under the line of credit carries an interest rate based on the LIBOR average rate with a weighted average interest rate of 6.42% in the quarter ended June 30, 2006. There is a fee of 0.3% on the unused portion of this line of credit. On June 30, 2006, Company borrowings under this revolving line of credit were $6.4 million. The proceeds were used to pay off debt and certain liabilities assumed in the Optum and Xelus acquisitions. Of the remaining $3.6 million, up to $2.0 million may be used for the Company’s letters of credit. As of June 30, 2006, the Company has $0.6 outstanding under various letters of credit. The line of credit contains terms that, among other provisions, require the Company to maintain a minimum net worth, meet other financial ratio tests, and imposes specific limits or restrictions on additional indebtedness and or liens. Provisions under this line of credit are not considered restrictive to normal operations. The Company is not obligated to make any principal payments on the loan until April 1, 2008 unless it violates any loan covenants. The Company was not in violation of any loan covenants at June 30, 2006.

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

Interest Rate Risk

As of June 30, 2006, the Company had cash and cash equivalents of $12.7 million and debt of $6.4 million. Rising interest rates will increase interest income from short-term investments and interest expense on the Company’s debt. Based upon the balance of cash and cash equivalents at June 30, 2006, a change in interest rates of 0.5% would cause a corresponding change in annual interest income of less than $0.1 million. Based on the Company’s long-term debt at June 30, 2006, at change in interest rates of 1.0% would cause a corresponding change in interest expense of less than $0.1 million.

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

(b) Change in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting during the period covered by this report, which could materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Items 1, 1A, 3 and 5 are inapplicable and have been omitted from this report.

Item 2. Unregistered Sales of Equity Securities And Use of Proceeds

During the second quarter of 2006, we repurchased the following shares of our common stock pursuant to a Share Repurchase Agreement with Elance, Inc. (“Elance”), dated May 25, 2006. The repurchased shares were issued on February 8, 2006, as part of the consideration for the Company’s acquisition of certain business assets from Elance.

(d) Maximum
			(c) Total Number of	Number (Approximate
			Shares Purchased as	Dollar Value) of
	(a) Total Number	(b) Average Price	Part of Publicly	Shares that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs
Apri1 to April 30, 2006	—	$—	—	—
May 1 to May 31, 2006	420,123	19.00	—	—
June 1 to June 30, 2006	—	—	—	—
Total	420,123	$19.00	—	—

Item 4.    Submission of Matters to a Vote of Security Holders.

(a)    The annual meeting of stockholders of Click Commerce Inc. was held on May 18, 2006.

(b)    Pursuant to Instruction 3 to Item 4, no response is required to this item.

(c)    At the Annual Meeting conducted on May 18, 2006, the shareholders voted the elections of directors and ratify the appointment of BDO Siedman LLP as the Company’s independent registered public accounting firm. A summary of the votes is as follows:

Nominee	Votes for	Votes withheld
June E. Drewery	10,522,022	26,659
Michael W. Ferro, Jr.	10,515,731	32,950
Emmanuel A. Kampouris	10,490,787	57,894

	Votes for	Votes against	Votes withheld
Ratification of appointment of BDO Siedman LLP	10,526,619	11,533	10,529

Item 6.                        Exhibits

Exhibits:

The following exhibits are filed as part of this Form 10-Q.

Exhibit Number	Description
10.21	Offer Letter of Employment for Mr. David Arney, dated May 8, 2006*
10.1	Share Repurchase Agreement, dated May 25, 2006, by and among Click Commerce, Inc. and Elance, Inc.**
31.1	Certification of Michael W. Ferro, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of David B. Arney pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Michael W. Ferro, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of David B. Arney pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*       Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 8, 2006

**    Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 25, 2006

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Click Commerce, Inc.
	By:	/s/ DAVID B. ARNEY
David B. Arney
Chief Financial Officerr (Principal Financial and Accounting Officer)
Date: August 9, 2006